Form 10-Q
period 1995-03-31
NORTHBAY FINANCIAL CORP
filed 1995-05-12
CIK 844162

                            SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549

                                       FORM 10 - Q



/ x / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1995

                                           OR

/  /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           For the transition period from         to

                              Commission file number 1-10203


                              NORTHBAY FINANCIAL CORPORATION
                     HOLDING COMPANY FOR NORTHBAY SAVINGS BANK, F.S.B.
                   (Exact name of registrant as specified in its charter)

                          Delaware                      68-02085083
             ---------------------------------       -------------------
               (State or other jurisdiction          (I.R.S. Employer
             of incorporation or organization)       Identification No.)

                     1360 Redwood Way, Petaluma, California  94954
                -----------------------------------------------------
                (Address of principal executive offices)   (Zip Code)

            Registrant's telephone number, including area code (707)792-7409

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes  X    No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                        Outstanding at March 31, 1995
 ----------------------------           -----------------------------
 Common Stock, Par Value $.10                   2,741,915 Shares

                                          INDEX

                               NORTHBAY FINANCIAL CORPORATION
                      (HOLDING COMPANY FOR NORTHBAY SAVINGS BANK, FSB)



PART I.     FINANCIAL INFORMATION                                     PAGE(S)


Item 1.     Financial Statements to Northbay Financial
            Corporation and Subsidiary (Unaudited):


              Consolidated Statements of Financial Condition..........3

              Consolidated Statements of Operations...................4-5

              Consolidated Statements of Cash Flows...................6-7

              Notes to Consolidated Financial Statements..............8-9


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................10-17


PART II.    OTHER INFORMATION

            Other Information.........................................18

            Signatures................................................19

NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition

                                                                           March 31,   June 30,
                                                                             1995        1994
(In Thousands)                                                            (unaudited)
- - - - - - -----------------------------------------------------------------------------------------------
Assets
Cash, including noninterest-bearing deposits of $7,941 and $6,564          $  9,115    $  7,255
Overnight federal funds                                                         900           -
Certificates of deposit                                                       1,445       1,745
Investment securities held to maturity (market value: $12,331 and $9,158)    12,634       9,518
Investment securities available for sale (net of valuation
  adjustments of: ($47) and $87)                                              2,685       2,823
Mortgage-backed securities held to maturity
  (market value: $1,638 and $1,720)                                           1,694       1,778
Mortgage-backed securities available for sale (net of valuation
  allowance of: $46 and $91)                                                  6,470       6,165
Loans receivable (net of allowance of: $2,265 and $2,067)                   344,089     324,711
Interest receivable:
  Loans                                                                       1,964       1,810
  Mortgage-backed securities                                                     51          48
  Investments                                                                   295         165
Office property, equipment, and leasehold improvements, net                   2,903       3,100
Real estate acquired through settlement of loans, net                         1,328       1,637
Stock of Federal Home Loan Bank of San Francisco, at cost                     3,747       2,315
Deferred premiums on loans sold                                                  53          59
Prepaid expenses and other assets                                             2,106       1,584
- - - - - - -----------------------------------------------------------------------------------------------

                                                                           $391,479    $364,713
===============================================================================================


Liabilities and Stockholders' Equity
Savings accounts                                                            283,502     276,900
Advances from the Federal Home Loan Bank                                     68,751      47,695
Other borrowings                                                              2,180       3,118
Other liabilities and accrued expenses                                        1,602       1,995
Deferred and current income taxes payable                                       450         726
Deferred gain on sale of buildings                                              569         595
- - - - - - -----------------------------------------------------------------------------------------------

                                                                            357,054     331,029
Stockholders' equity:
  Common stock (par value $.10 per share, 4,000,000 shares authorized,
    2,741,915 and 2,741,123 shares outstanding)                                 274         228
  Additional paid-in capital                                                 20,812      20,803
  Retained earnings - substantially restricted                               13,632      12,895
Debt incurred by ESOP                                                         (200)        (238)
Net unrealized loss on securities available for sale                           (93)          (4)
- - - - - - -----------------------------------------------------------------------------------------------
                                                                             34,425      33,684
                                                                           $391,479    $364,713
===============================================================================================

See accompanying notes to consolidated financial statements.

NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)

                                                       Three Months Ended     Nine Months Ended
                                                             March 31,             March 31,
                                                       ------------------   -------------------
(In Thousands Except Per Share Amounts)                  1995     1994          1995     1994
- - - - - - -----------------------------------------------------------------------------------------------
Interest income
  Loans                                                $5,990   $5,339        $17,933   $16,297
  Mortgage-backed securities                              145       72            432       278
  Interest and dividends on investments                   323      182            870       525
- - - - - - -----------------------------------------------------------------------------------------------
Total interest income                                   6,458    5,593         19,235    17,100
- - - - - - -----------------------------------------------------------------------------------------------
Interest expense
  Savings accounts                                      2,743    2,002          7,280     6,177
  Advances and other borrowings                         1,153      237          2,945       695
- - - - - - -----------------------------------------------------------------------------------------------
Total interest expence                                  3,896    2,239         10,225     6,872
- - - - - - -----------------------------------------------------------------------------------------------
Net interest income                                     2,562    3,354          9,010    10,228
Provision for loan losses                                  60      200            282       555
- - - - - - -----------------------------------------------------------------------------------------------
Net interest income after provision for loan losses     2,502    3,154          8,728     9,673
- - - - - - -----------------------------------------------------------------------------------------------
Noninterest income
  Service charges                                         182      167            568       545
  (Loss) gain on sale of loans and
    mortgage-backed securities, net                         -     (188)             -       161
  Write down of deferred servicing premiums                 -       (5)            (3)      (31)
  (Loss) gain on sale of investment securities
     held for sale                                          -      287            117       367
  (Loss) income from real estate acquired in
     settlement of loans                                  (21)    (131)           (99)     (131)
  Other                                                    80       47            192       146
- - - - - - -----------------------------------------------------------------------------------------------
Total noninterest income                                  241      177            775     1,057
- - - - - - -----------------------------------------------------------------------------------------------
Noninterest expense
  Compensation and benefits                             1,075    1,108          3,264     3,207
  Occupancy                                               301      304            909       873
  Depreciation and amortization                           111      118            332       341
  Data processing                                         154      145            442       410
  Advertising and supplies                                 84      132            220       312
  Federal Deposit Insurance Corporation premiums          155      148            465       436
  Other                                                   399      360          1,248     1,237
- - - - - - -----------------------------------------------------------------------------------------------
Total noninterest expense                               2,279    2,315          6,880     6,816
- - - - - - -----------------------------------------------------------------------------------------------
  Income before taxes and cumulative effect of
    change in accounting principle                        464    1,016          2,623     3,914
Income tax expense                                        155      392            980     1,561
- - - - - - -----------------------------------------------------------------------------------------------
 Income before cumulative effect of change
   in accounting principle                                309      624          1,643     2,353
Cumulative effect of change in accounting principle
  for income taxes                                          -        -              -       220
- - - - - - -----------------------------------------------------------------------------------------------
Net income                                             $  309   $  624        $ 1,643   $ 2,573
===============================================================================================

                                                       Three Months Ended     Nine Months Ended
                                                             March 31,             March 31,
                                                       ------------------   -------------------
(In Thousands Except Per Share Amounts)                  1995     1994          1995     1994
- - - - - - -----------------------------------------------------------------------------------------------
Primary earnings per share
  Before cumulative effect of accounting change        $ 0.11   $ 0.22        $  0.56   $  0.78
  Cumulative effect of accounting change                    -        -              -      0.08
  Net Income                                           $ 0.11   $ 0.22        $  0.56   $  0.86
- - - - - - -----------------------------------------------------------------------------------------------
  Fully diluted                                        $ 0.11   $ 0.22        $  0.57   $  0.86
===============================================================================================


See accompanying notes to consolidated financial statements.

NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)

                                                                    Nine Months Ended March 31,
(In Thousands)                                                             1995          1994
- - - - - - -----------------------------------------------------------------------------------------------
Net cash flows from operating activities:
 Net income                                                                $ 1,643      $ 2,573
 Adjustments to reconcile net income to net cash
   Depreciation and amortization                                               332          341
   Amortization of:
     Deferred premiums                                                           3           33
     Deferred loan fees                                                       (964)      (1,075)
     Deferred gain on sale/leaseback of buildings                              (26)         (26)
     Other                                                                      (6)          50
   Provision for loan loss                                                     282          555
   Gain on sale of loans and mortgage-backed securities                          -         (161)
   Loss from real estate activities                                             99            -
   Gain on sale of investment securities held for sale                        (116)        (367)
   (Decrease) increase in income taxes payable and deferred                   (276)         (51)
   (Increase) decrease in accrued interest receivable                         (287)          29
   (Decrease) in other liabilities and accrued expenses                       (393)        (829)
   (Increase) in prepaid and other assets                                     (522)        (325)
   Write down deferred servicing premium                                         3           26
   Long-term loans originated as held for sale                                (649)     (20,534)
   Proceeds from sales of loans held for sale                                  649       24,664
   Investment securities purchased as held for sale                             (6)           -
   Mortgage backed securities purchased as available for sale               (1,052)           -
   Proceeds from sales of investment securities held for sale                  124          815
   FHLB stock dividend                                                        (126)         (58)
   Net effect of adopting a change in accounting principal                       -         (220)
- - - - - - ------------------------------------------------------------------------------------------------
Net cash (used in), provided by operating activities                        (1,288)       5,440
- - - - - - ------------------------------------------------------------------------------------------------

Net cash flows from investing activities:
   Principal payments on loans                                              70,438       81,917
   Principal payments on mortgage backed securities                            915        2,848
   Long-term loans originated as held to maturity                          (89,650)     (93,970)
   Long-term loans purchased as held to maturity                              (306)      (3,403)
   Net decrease in short-term loans                                             84          336
   Maturities of investment securities held to maturity                      1,073        1,693
   Purchases of investment securities held to maturity                      (3,861)      (4,269)
   Purchases of premises and equipment                                        (135)        (523)
   Purchases of mortgage-backed securities held to maturity                      -       (1,007)
   Purchase of FHLB stock                                                   (1,706)           -
   Proceeds from sale of FHLB stock                                            400            -
   Proceeds from sale of real estate received in settlement of loans           869          218
   Proceeds from sale of fixed assets                                            3            3
- - - - - - ------------------------------------------------------------------------------------------------
Net cash used in investing activities                                      (21,876)     (16,157)
- - - - - - ------------------------------------------------------------------------------------------------

Cash flows provided from financing activities:
   Dividends paid on common stock                                             (810)        (623)
   Common stock issued as a result of stock option exercised                    14            -
   Net (decrease) increase in savings accounts                               6,602       11,970
   Net increase in short-term borrowings                                    20,118        1,840
- - - - - - ------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                   25,924       13,187
- - - - - - ------------------------------------------------------------------------------------------------

                                                                    Nine Months Ended March 31,
(In Thousands)                                                             1995          1994
- - - - - - ------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                        2,760        2,470
Cash and cash equivalents at beginning of year                               7,255        8,500
- - - - - - ------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                 $10,015      $10,970
================================================================================================

Supplemental disclosures of cash flow information:
  Noncash investing in financing activites:
    Real estate acquired in settlement of loans                            $   640      $ 1,189
  Cash paid during the year for:
    Income taxes                                                           $ 1,256      $ 1,392
     Interest on deposits                                                  $ 7,323      $ 6,897

See accompanying notes to consolidated financial statements.

                       NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                      MARCH 31, 1995

Note 1 - Basis of Presentation

     In the opinion of Northbay Financial Corporation (the "Corporation") the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Corporation's consolidated financial condition, the results of its operations and its cash flows.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of financial condition, results of operations and statements of cash flows in conformity with generally accepted accounting principles. When necessary, reclassifications have been made to prior period balances to conform to current period presentation. The results of operations for the nine month period ended March 31, 1995, are not necessarily indicative of the results to be expected for the fiscal year.

     Earnings per share and shares outstanding have been adjusted in all periods to reflect a 10% stock dividend effective January 29, 1993, a 10% stock dividend effective June 24, 1994, and a 20% stock split in the form of a dividend declared September 30, 1994, paid October 28, 1994.

     Note 2 - Change in Accounting Principal - Income Taxes

     On February 10, 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 109, entitled Accounting for Income Taxes. This statement supersedes SFAS 96 and changes the criteria for recognition and measurement of deferred tax assets and various other requirements of SFAS 96 and reduces its complexity. Under SFAS 109 deferred tax liabilities are recognized on all taxable temporary differences, and deferred tax assets are recognized on all deductible temporary differences, operating loss and tax credit carry-forwards. Valuation allowances are recognized to reduce deferred tax assets if it is determined to be "more likely than not" that all or some portion of the potential deferred tax assets will not be realized. Other significant changes made by SFAS 109 include: (1) the comprehensive scheduling of temporary differences required by SFAS 96 will not be required; (2) a deferred tax asset may be recognized for the financial statement general valuation allowance for loans and real estate owned, while a deferred tax liability must be recognized for that portion of the tax bad debt reserve exceeding the "base year" reserves; (3) tax-planning strategies must be prudent and feasible, and; (4) tax benefits recognized as a result of all tax planning strategies should be net of any expenses or losses.

     The cumulative effect to July 1, 1993 of adopting SFAS 109, which resulted in a cumulative tax benefit of $220,000 to the Corporation, has been shown as a separate item in the accompanying statement of operations for the fiscal year ended June 30, 1994. The adoption of this accounting method did not have a material impact on income tax expense and net income before the cumulative effect of adopting SFAS 109 for 1994 over the amount that would have been recorded under SFAS 96.

     Temporary difference between the financial statement carrying amounts and the tax basis of assets and liabilities that give rise to significant portions of deferred tax liability at March 31, 1995 relate to the following:

                                                                      03/31/95
                                                                     ---------
Deferred tax assets:
Book allowance for loan losses in excess of tax                      $ 388,858
Gain on sale of building                                               235,385

                       NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                      MARCH 31, 1995

                                                                     03/31/95
                                                                    ----------
Deferred Compensation                                               $  118,226
California Franchise Tax                                               103,084
Other                                                                    5,032
                                                                    ----------
Deferred tax assets                                                    850,585
Less valuation allowance                                                     0
                                                                    ----------
  Net Deferred Tax Assets                                              850,585

Deferred tax liabilities:
Loan fees deferred for tax purposes                                  1,027,990
FHLB dividends                                                         243,726
Tax depreciation in excess of book                                     164,294
Other                                                                   65,752
                                                                    ----------

  Net Deferred Tax Liabilities                                       1,501,762

Net deferred taxes                                                  $  651,177
                                                                    ==========

The following is a summary of deferred taxes under SFAS 109:

                              Deferred    Valuation      Deferred         Net
                              Tax Asset   Allowance    Tax Liability     Total
                             ----------   ---------    -------------   ----------
Balance at March 31, 1995    $  850,585           -    $1,501,762      $  651,177

Note 3 - Capital

      In accordance with Statement of Financial Accounting Standard (SFAS) 115, which the Bank adopted on June 30, 1994, securities classified as available-for-sale are carried at fair market value with the unrealized gain or loss recorded in equity. The net unrealized loss at March 31, 1995 approximately was $93 thousand compared to an unrealized loss of approxi-mately $4 thousand at June 30, 1994.
                                                  9

                        NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                       MARCH 31, 1995

Financial Condition
- - - - - - -------------------

     After over one year of generally rising interest rates in which we have seen rates at certain points on the yield curve rise by as much as 350 basis points, during the quarter ended March 31, 1995 we experienced a significant decline in interest rates with maturities ranging from six months and beyond. On February 2, 1995 the Federal Reserve Bank Board (FRB) increased the Federal funds rate once again. The FRB's increase of 50 basis points in the Federal funds rate, from 5.50% to 6.00%, marked the seventh increase during the past year. This move by the FRB combined with more economic data supporting an apparent slowing in the economy, led to the market decline in interest rates with maturities beyond six months. For example, while the rate on the one year treasury had increased from 3.35% at its low point in October of 1993 to 7.17% at its peak in December of 1994, an increase of 3.82%, during the quarter ended March 31, 1995 this same rate declined to 6.48%.

Despite the welcome relief in terms of generally lower interest rates, the impact of this positive event in the financial markets is not readily apparent in the operating results of the quarter ended March 31, 1995, and as with all rate changes in such a large portfolio of financial assets and liabilities, will take time to work through the portfolios. The lingering effects of a year of rising interest rates continued to present Northbay Savings Bank F.S.B. (the "Bank") with the challenge of maintaining a high level of net interest rate spread. During the six months ended December 31, 1994, we witnessed both a period of rising rates and a flattening of the yield curve. That is, the rates on shorter-term maturities were rising more rapidly than rates on longer maturity instruments. For example, while the rate on the one-year treasury note increased from 3.35% at October 15, 1993 to 7.17% at December 31, 1994, an increase of 3.82%, the corresponding rate on the 30-year treasury increased much less, rising from 5.80% at October 15, 1993 to 7.85% at December 31, 1994. During a period of a flattening yield curve in which short-term rates are rising more rapidly than long-term rates, such as we experienced, the Bank will feel the negative effect of a shrinking net interest rate spread. The Bank will suffer a negative impact as a result of the continued increase in interest rates on its shorter-term retail deposits and borrowings that cannot be matched by the adjustment taking place on the adjustable rate loan portfolio.

     The Bank should now begin to benefit during a period of level to falling interest rates. While the Bank's large portfolio of adjustable rate loans indexed to the 11th District Cost of Funds (COFI) continues to reprice upward due to the lagging nature of the index, the Bank's cost of funding these assets with short term-liabilities should diminish. Despite erosion of the net interest margin from 3.04% for the quarter ended December 31, 1994 to 2.45% for the quarter ended March 31, 1995, it is significant to note that the margin hit a low of 2.45% in January and has since stabilized at approximately that same rate. This stabilization in the net interest margin follows a period in which the margin had been eroding continually for the previous seven quarters from a peak of 5.05% for the quarter ended March 31, 1993 to a low of 2.45% for the quarter ended March 31, 1995.

     The Bank continued to focus on strategies designed to address the issues brought about as a result of this rising interest rate environment. First, with the dramatic rise in interest rates, and the corresponding decline in demand for home refinancing with low rate fixed rate loans, the Bank concentrated its efforts at reducing operating expense associated with the subdued demand for home financing. The Bank's efforts at controlling operating expenses are evident in a decline in operating expense to average assets from 2.82% for the nine-months ended March 31, 1994 to 2.37% for the similar nine month period in 1995. Second, after initially aggressively pricing its residential adjustable rate loans and increasing its loan portfolio by $17.7 million in the quarter ended September 30, 1994, the Bank has now chosen to price that adjustable rate product more conservatively, electing to focus on product profitability as opposed to increasing market share. Third, the Bank continued to follow a strategy aimed at protecting its interest margins, choosing not to pursue growth through aggressive pricing of its core retail deposits, electing instead to fund loan growth with short-term advances from the Federal

                        NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                       MARCH 31, 1995

Home Loan Bank of San Francisco (FHLB). Asset growth of approximately $27 million, was funded with growth in retail savings of $6.6 million and growth in FHLB advances of $21 million. While these two strategies have allowed the Bank to preserve a low rate cost of retail funds, at the same time, leveraging both capital and operating expense, the increased volume of lower earning adjustable rate loans continued to dilute the Bank's net interest margin. The Bank's net interest rate spread continued to narrow as the yields on the adjustable rate loan portfolio failed to keep pace with the rising cost of retail and wholesale funds.

     On August 31, 1993, the Office of Thrift Supervision (OTS) published a final regulation incorporating an interest rate risk component in the risk-based capital rules. The rule took effect January 1, 1994 and will require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk will be measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance-sheet contracts less the present value of expected cash outflows from existing liabilities. A savings association will be considered to have a "normal" level of interest rate risk if the decline in the market value of its portfolio equity after an immediate 200 basis point increase or decrease in market interest rates (whichever leads to the greater decline) is less than two percent of the current estimated market value of its assets. A savings institution with a greater than normal interest rate risk will be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the interest rate risk component "IRR") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

     The OTS will calculate the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule included in its quarterly Thrift Financial Report and utilize the interest rate risk measurement model adopted by the OTS. The amount of the IRR, if any, is to be deducted from a savings institution's risk-based capital. The IRR is to be computed quarterly, and the capital requirement for the IRR will have an effective lag of two calendar quarters. The first quarter to be measured has once again been postponed indefinitely until questions regarding a review procedure for institutions challenging the results of the OTS model has been resolved. Based on the Bank's current level of adjustable rate, shorter-term assets and regulatory capital, management does not expect the Bank's IRR to have a material effect on the Bank's regulatory capital level or its compliance with regulatory capital requirements.

     The Bank exceeds all of the regulatory capital standards at March 31, 1995, with ratios of core, tangible, and risk-based capital to assets of 8.80%, 8.78% and 14.98%, respectively. Components of the Bank's regulatory capital at March 31, 1995 are summarized as follows (dollars in thousands):

                               Tangible    % of      Core      % of     Risk-    % of
(Unaudited)                    Capital   Adjusted  Capital   Adjusted   based     Risk-Based
                                          Assets              Assets   Capital    Assets
- - - - - - ---------------------------    --------  --------  --------  --------  -------    ------
Common Stock                   $   274    .07      $   274      .07    $   274      .11
Additional Paid-in Capital      20,812   5.32       20,812     5.32     20,812     8.53
Retained Earnings               13,604   3.47       13,604     3.47     13,604     5.57
ESOP Loan                         (200)  (.05)        (200)    (.05)      (200)    (.08)
General Loan Loss Reserves           -      -            -        -      2,114      .87
Unrealized Loss Certain
Available-For-Sale Securities      (40)  (.01)         (40)    (.01)       (40)    (.02)
Intangible Deposit Premium         (79)  (.02)           -        -          -        -
Total                           34,371   8.78       34,450     8.80     36,564    14.98
Minimum Capital  Required        5,872   1.50       11,746     3.00     19,530     8.00
Excess Regulatory Capital      $28,499   7.28      $22,704     5.80    $17,034     6.98

                                                  11

                        NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                       MARCH 31, 1995

The Bank's assessment for deposit insurance premiums (expressed in terms of percentage of total savings accounts) is 23 basis points. The minimum rate may be decreased to not less than 18 basis points for the period of January 1, 1994 through December 31, 1997 and declining further to 15 basis points thereafter. However, the Federal Deposit Insurance Corporation (FDIC) may increase the assessment rate to 32.5 basis points after December 31, 1994, if certain reserve fund ratios are not met. Although the FDIC insures both commercial banks as well as savings and loans, the reserve funds have been segregated to the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund
(SAIF). The FDIC's latest numbers on the Bank Insurance Fund's balance are leading experts to forecast the fund could be recapitalized as early as mid-1995, at which point the premium on banks' FDIC insurance premiums could be reduced substantially. On the other hand, the SAIF, of which the Bank is a member, is not expected to achieve regulatory capitalization until at least 2002. Without a merger of the two funds, a disparity of insurance premiums could lead to a competitive disadvantage for the thrift industry.

     Effective January 1, 1993, a transitional risk-based methodology for determining FDIC insurance premiums was implemented. Under the transitional risk-based system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC based upon the institution's level of capitalization and the FDIC's judgement of the risk posed by the institution. Each institution is assigned to one of three groups, ("well-capitalized", "adequately- capitalized" or "under-capitalized") based on its capital ratios. A well-capitalized institution is one that has at least a 10% total risk-based capital ratio, and a 6% core capital to risk-based assets. An adequately-capitalized institution is one that has an 8% total risk-based capital ratio, a 4% core capital to risk-based assets ratio and a 4% leveraged capital ratio. An under-capitalized institution is one that does not meet either of the above definitions. The FDIC also assigns each institution to one of three subgroups based upon review by the institution's primary federal or state supervisory agency, statistical analysis of financial statements and other information relevant to gauging the risk posed by the institution. The assessment for well-capitalized, institutions is 3 basis points less than the average assessment rate for insured depository institutions. Adequately-capitalized institutions that do not present supervisory concern pay the average assessment rate. All other institutions pay an assessment rate for insured deposit institutions ranging from 23 basis points to 31 basis points.

The Bank's nonperforming assets (loans 90 days or more delinquent, nonperforming loans, and foreclosed real estate) were $4.77 million or 1.22% of assets at March 31, 1995, compared to $3.1 million to .80% at December 31, 1994 and $4.5 million or 1.23% at June 30, 1994. The increase in nonperforming assets during the quarter ended March 31, 1995 can be attributed primarily to three loans to a single borrower consisting of two single family dwelling units totaling $460 thousand and one land development loan including a low income single dwelling unit totaling $938 thousand. Although the Bank's market area of Northern California did not experience the deepness of a recession that was ,in fact, realized in Southern California, Northern California definitely followed the pattern of the sluggish California economy over the past couple of years. As the California economy is now recovering, the Bank's market areas too have shown marked improvement in terms of growth and lower unemployment over the past six months. As of March 31, 1995, the unemployment numbers of Sonoma County, the Bank's primary market, stood at approximately 5.4% which mirrored that of the nation as a whole.

     In addition to the three loans mentioned above, the remaining balance of nonperforming assets at March 31, 1995 is split between loans delinquent 90 days or more of approximately $2.1 million and real estate acquired as a result of foreclosure of approximately $1.3 million. Nonperforming loans can be further broken into three categories. First, included within nonperforming loans are five nonmortgage commercial loans totaling $376 thousand upon which specific reserves of $146 thousand have been recorded. Second, are two commercial real estate loan totaling $332 thousand. Third, and finally are eight loans secured by single family residential properties which in aggregate

                        NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                       MARCH 31, 1995

total $1.34 million. Real estate acquired through foreclosure consists, of seven single family residential units valued at $1.3 million. The Bank has recognized write downs of approximately $287 thousand to record these properties at an estimate of fair market value less selling costs. The Bank is in the process of resolving these problem assets and does not anticipate material losses will be incurred in the resolution of these assets. Several factors within the Bank's loan portfolio contributed to the provision of $60 thousand to the loan loss reserve for the quarter ended March 31, 1995. Lack of growth in the Bank's loan portfolio combined with a shrinking volume of more risk-oriented loans such as construction and commercial, were offset somewhat by the growth of nonperforming assets and assets with an adverse internal classification in determining the Bank's provision for loan losses. That reserve now stands at approximately $2.26 million or 48% of the total nonperforming assets. This compares to a peer group average of reserves to troubled assets of all west coast savings and loans at December 31, 1994 of 52%. Further, the Bank's current ratio of nonperforming assets to total assets of 1.22% compares to a percentage of 1.73% as of December 31, 1994, for the same peer group of institutions referred to above. The Bank continues to monitor and evaluate its loan and real estate portfolios and provide loss reserves as considered necessary. In the opinion of management, loss reserves at March 31, 1995, were adequate to cover potential losses.

Results of Operations
- - - - - - ---------------------

     The Bank's net income for the three-months ended March 31, 1995, was $309 thousand, a decrease of $315 thousand, or 50% below net income of $624 thousand for the similar period in 1994. Net income for the nine-months ended March 31, 1995 was $1.64 million, a decrease of $710 thousand compared to the similar nine-month period ended March 31, 1994 before a cumulative effect of adopting a change in accounting for income taxes.

     Net interest income before provision for loan losses was $2.56 million and $9.01 million for the three- and nine-month periods ended March 31, 1995, compared to $3.35 million and $10.23 million for the similar periods ended March 31, 1994, representing decreases of 23% and 12% respectively. Despite growth in the volume of interest earning assets and liabilities, a decrease in the interest rate spread earned on those assets and liabilities led to decreases in net interest income for the three- and nine-months ended March 31, 1995. Average interest-earning assets for the three- and nine-month periods ended March 31, 1995, increased by $62 million and $64 million respectively, compared with the similar periods in 1994, while average interest-bearing liabilities increased by $61 million and $60 million over the similar periods in 1994. During both the three- and nine-month periods ended March 31, 1995, the Bank witnessed a flattening of the yield curve (the differential between short-term rates and longer-term rates narrowed as a result of further increases in shorter-term rates without corresponding increases in longer-term rates). While the offering rate on 30 year fixed-rate loans increased from 8.375% at March 31, 1994 to 8.75% at March 31, 1995, an increase of 37.5 basis points, the rate earned on overnight Federal funds sold rose from 3.75% at March 31, 1994 to 6.00% at March 31, 1995, an increase of 225 basis points. The Bank's inability to match the upward repricing which occurred in its retail savings liabilities and short-term FHLB advances with similar increases in its loan and investment portfolios, resulted in a reduced interest rate spread. The Bank's interest rate spread declined from 4.07% and 4.20% for the three- and nine-month periods ended March 31, 1994 to 2.45% and 2.99% for the respective periods in 1995. The average rate earned on interest-earning assets declined from 7.15% and 7.40% for the three- and nine-month periods ended March 31, 1994 to 6.88% and 6.90% the three- and nine-months ended March 31, 1995. The average interest rate on average interest-bearing liabilities on the other hand increased from 3.08% and 3.20% for the three and nine-month periods ended March 31, 1994, to 4.43% and 3.90% for the similar periods in 1995.

     The decline in yield on interest-earning assets can be attributed in large part to the Bank's large portfolio of adjustable rate loans indexed to the Federal Home Loan Bank's 11th District COFI. At March 31, 1995, approximately $276 million, or 78% of the Bank's entire loan portfolio consisted of adjustable rate loans indexed to the COFI. After two

                        NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                       MARCH 31, 1995

years of steady inflation expectations, the fifteen-month period ended December 31, 1994, is a period in which a clear shift in interest rate cycles took place. At early signals of inflation, the FRB took swift action, acting on six different occasions raising the Federal funds rate, increasing that rate from 3.00% at September 30, 1993, to 5.50% at December 31, 1994. While other "current" indices such as the one-year Constant Maturity Treasury (CMT) increased from 3.35% at September 30, 1993, to 7.17% at December 31, 1994, the COFI increased only marginally from 3.82% to 4.37%. The quarter-ended March 31, 1995 is significant because this cycle of inflationary fears and rising rates was broken. Despite a seventh increase by the FRB in the Federal Funds rate to 6.0%, interest rates in general declined rather sharply. The yield on the thirty-year treasury bond fell from 7.85% at December 31, 1994 to 7.46% at March 31, 1995. During this same period of time the yield on the one-year treasury declined even more sharply, from 7.18% to 6.48%. This decline in current treasury rates combined with a continued increase in COFI from 4.37% at December 31, 1994 to 4.925% at March 31, 1995, provides a much more promising outlook for the Bank's portfolio of COFI indexed loans.

     Despite this rather positive turn of events in interest rates during the quarter ended March 31, 1995, due to the average reset of six months on the Banks portfolio of COFI indexed loans, tangible results of these changes will not begin appearing in the Bank's net interest margin for several months. Further enforcing the Bank's optimism regarding the future widening of its net interest margin is the fact that the majority of the Bank's adjustable rate loans are indexed to the COFI, an index which trails more current indices, these loans will continue to gradually reprice upward even after other indices remain static as we have seen in the quarter ended March 31, 1995. The Bank has elected to hold a large volume of its financial assets in products indexed to the COFI because management believes this is an index that can be most closely matched with the Bank's own cost of liabilities. While this index has clearly benefitted the Bank by declining slowly during the past few years of generally declining interest rates, the Bank recognizes there is an opportunity cost in terms of lost cash flows during periods of rising interest rates, associated with financial assets tied to a lagging index such as the 11th District COFI.

     A significant event affecting both the Bank's current and future yield on interest-earning assets has been the dramatic increase in competition in the arena of mortgage loan financing. This general environment of increased competition has led to both lower mortgage rates and lower loan fees charged to the consumer to originate the loan. These loan origination fees are normally deferred at the time of origination and amortized as a yield adjustment over the life of the associated loans. The level of fees recognized into income as a yield adjustment decreased approximately 11% from $1.08 million for the nine-months ended March 31, 1994 to $.96 million for the same period in 1995. As competition has dictated a lower loan origination fee to be passed on to the consumer, future interest income will be adversely affected as this source of yield adjustment continues to diminish.

     The Bank's provision for loan losses for the three- and nine-months ended March 31, 1995 was $60 thousand and $282 thousand, compared with $200 thousand and $555 thousand for the similar three- and nine-month periods ended March 31, 1994. These decreases in the loan loss provision for the three- and nine-month periods ended March 31, 1995 were based upon a decline in the volume of problem assets during both the quarter and the nine months ended March 31, 1995 compared to the similar three- and nine-month periods in 1994. Contributing further to the decline in provision for loan losses in 1995 compared to 1994, was a decline in the portfolio of more risk-oriented construction and commercial, and concentration of loans to a single borrower. The Bank believes that the balance of general loan loss reserves is adequate to cover its risk exposure.

     Noninterest income for the three- and nine-month periods ended March 31, 1995, was $242 thousand and $775 thousand compared with $177 thousand and $1.06 million for the similar periods in 1994. The largest component of noninterest income, service charges on loans and retail savings accounts, increased modestly, from $167 thousand and $544 thousand, for the three- and nine-months ended March 31, 1994 compared to $167 thousand and $568 thousand for the similar three- and nine-month periods in 1995. These increases in service charges

                        NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                       MARCH 31, 1995

related income of 9% and 4%, are in line with the increases in volumes of loans and retail savings accounts being serviced. Four other components of noninterest income did show more significant variances between the three- and nine-months ended March 31, 1995 compared to the similar three- and nine-month periods in 1994.

     First, with the sharp increase in interest rates that has occurred over the past five quarters, and the corresponding decline in consumer demand for fixed-rate loans, the Bank's ability to generate and sell such long-term fixed-rate loans in the secondary market has been eliminated. As a result, the Bank completed no sales of such loans into the secondary markets during the three- and nine-months ended March 31, 1995, compared to sales of approximately $7.2 million and $23.2 million with a corresponding loss of $189 thousand and a gain of $161 thousand during the three- and nine-month periods ended March 31, 1994.

     Second, during the three- and nine-month periods ended March 31, 1994, the Bank took advantage of the strong prices in the equity markets, electing to realize a gain in the price of stock held for sale in the Federal Home Loan Mortgage Corporation (FHLMC). During the quarter ended September 30, 1993, the Bank sold 2,000 shares of FHLMC stock at a price of $54.125, thus recognizing a gain of $100 thousand. During the quarter ended March 31, 1994, the Bank sold 6,000 shares recognizing a gain of $303 thousand. The Bank similarly sold approximately 2,300 shares of FHLMC stock recognizing a gain of $117 thousand in the quarter ended December 31, 1994, however no such securities sales were carried out during the quarter ended March 31, 1995.

     Third, despite similar loss provisions recorded on real estate acquired in settlement of loans of $131 thousand during the nine months ended March 31, 1994, compared to $99 thousand of such provisions during the nine months ended March 31, 1995, the timing of recognition of such losses varies between quarters in 1994 and 1995. The entire loss of $131 thousand recorded in 1994 related to the deterioration in the market value of a single loan on raw land to be developed for the construction of single family dwelling units, which was
recognized in the quarter ended March 31, 1994.   During the quarter ended
March 31, 1995, the Bank recorded a loss of $21 thousand, which related to the disposal of a single 1-4 family dwelling structure.

     Fourth, and finally the increase in other income of $45 thousand for the nine months ended March 31, 1995 compared to the similar nine month period in 1994 was concentrated in the quarter ended March 31, 1995. The majority of increased income is the result of increased sales of alternative investment products such as mutual funds, equities and annuities, combined with an enhanced contract relating distribution of the Bank's official check product.

     Noninterest expense for the three month period ended March 31, 1995, was relatively static decreasing from $2.32 million or 2.83% of average assets for the quarter ended March 31, 1994 to $2.28 million or 2.34% of average assets for the similar quarter in 1995. Noninterest expense for the nine-month period ended March 31, 1995 increased from $6.82 million or 2.82% of average assets for the quarter ended March 31, 1994 to $6.88 million and 2.34% of average assets during the similar period in 1995. The relatively small increase in noninterest expense is the result of a general trend in reducing operating expenses combined with the additional expense of operating a new full service savings branch office. The nine month period ended March 31, 1995 reflects a complete period of ongoing operations of a branch opened in February of 1994 in downtown Santa Rosa. Compensation and employee benefits, the largest component of noninterest expense, decreased to $1.08 million for the three-month period ended March 31, 1995 from $1.11 million during the similar quarter in 1994, remaining unchanged at $3.2 million for the comparable nine-month periods in 1995 and 1994. Increases in compensation and other employee benefits, as well as an increase in staff to bring a new full service retail branch office on-line in downtown Santa Rosa, were offset in part by limiting staff increases in other areas of the organization and in some areas achieving staff reductions without a reduction to the Bank's commitment to customer service.

                        NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                       MARCH 31, 1995

     Occupancy expense, which decreased from $304 thousand for the three months ended March 31, 1994 and increased from $873 thousand for nine-months ended March 31, 1994 to $301 thousand and $908 thousand for the similar periods in 1995, can be attributed to the addition of two new facilities in Santa Rosa, California. The new facilities, both leased, include a new full-service retail savings branch and the consolidation of several loan origination functions to a central facility opened in November of 1993 in Santa Rosa, California.

     Data processing expense increased by $9 thousand or 6.3% and $32 thousand or 7.8% over the three- and nine-month periods ended March 31, 1995 when compared to the similar periods in 1994. The increases can be attributed to an increase in the volume of data being processed, as well as scheduled increases in the cost of data services provided by an independent service bureau.

     Although the Bank's advertising and related supplies increased marginally during the quarter ended March 31, 1995 from $147 thousand to $155 thousand, the totals for the nine month period ended March 31, 1995 ,which indicate a decline of $92 thousand, are more reflective of the Bank's efforts throughout the year to be more selective in targeting its advertising efforts.

     The growth in average retail savings deposits of approximately 5.4% combined with the lagging measurement period for which the assessment is based contributed to the increase in FDIC insurance premium from $436 thousand for the nine months ended March 31, 1994, to $464 thousand for the similar period in 1995.

     Other noninterest expense remained fairly static increasing from $1.24 million for the nine months ended March 31, 1994, to $1.25 million for the similar period ended March 31, 1995, an increase of approximately 1%. Increases which occurred primarily in the quarter ended March 31, 1995 in consulting fees were offset by a decline in legal fees as well as other liability insurance premiums in previous quarters.

Income taxes
- - - - - - ------------

     On February 10, 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 109, entitled Accounting for Income Taxes. This statement supersedes SFAS 96 to change the criteria for recognition and measurement of deferred tax assets and various other requirements of SFAS 96 and reduce its complexity. Under SFAS 109 deferred tax liabilities are recognized on all taxable temporary differences, and deferred tax assets are recognized on all deductible temporary differences, operating loss and tax credit carry-forwards. Valuation allowances are recognized to reduce deferred tax assets if it is determined to be "more likely than not" that all or some portion of the potential deferred tax assets will not be realized. Other significant changes made by SFAS 109 include: (1) the comprehensive scheduling of temporary differences required by SFAS 96 will not be required; (2) a deferred tax asset may be recognized for the financial statement general valuation allowance for loans and real estate owned, while a deferred tax liability must be recognized for the portion of the tax bad debt reserve exceeding the "base year" reserves; (3) tax-planning strategies must be prudent and feasible, and (4) tax benefits recognized as a result of all tax planning strategies should be net of any expenses or losses.

     The cumulative effect to July 1, 1993 of adopting SFAS 109, which resulted in a cumulative tax benefit of $220,000 to the Corporation, has been shown as a separate item in the accompanying statement of operations for the nine months ended March 31, 1994. The adoption of this accounting method did not have a material impact on income tax expense and net income before the cumulative effect of adopting SFAS109 for 1994 over the amount that would have been recorded under SFAS 96.

     The Bank provided $155 thousand and $980 thousand for income taxes for the three- and nine-months ended March 31, 1995, compared to $392 thousand and $1.56 million for the

                        NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                       MARCH 31, 1995

similar three- and nine-months ended March 31, 1994. The effective tax rate decreased from 38.6% and 39.9% for the three- and nine-months ended March 31, 1994 to 33.4% and 37.4% for the similar three- and nine-month periods ended March 31, 1995. The decreases in 1995 can be attributed in part to an increase in investments in low income housing tax credits which became effective in the quarter ended September 30, 1994. Further benefits can be attributed to the tax credits that existed previously in relation to a smaller pre-taxable income base.

Liquidity and Capital Resources
- - - - - - -------------------------------

     Under current Office of Thrift Supervision regulations, the Bank is required to maintain liquid assets of 5% or more of its net withdrawable deposits plus short-term borrowing. The Bank has at all times maintained liquidity levels above those required by regulation. At March 31, 1995, the Bank's liquidity ratio was 6.85%.

     The principal sources of liquidity are deposit accounts, short-term borrowings, advances from the FHLB of San Francisco, principal and interest payments on loans, proceeds from the sale of loans and mortgage-backed securities, and interest and dividends on investments. The Bank uses its capital resources principally to fund real estate and consumer loans, repay maturing borrowings, fund maturing savings certificates and to provide for maintenance of its liquidity. The Bank considers its liquidity and capital resources to be adequate to meet its foreseeable needs.

Impact of New Accounting Standards
- - - - - - ----------------------------------

Accounting for Impaired Loans.

     In June 1993, the Financial Accounting Standards Board (FASB) issued FAS 114, "Accounting by Creditors for Impairment of a Loan." FAS 114 requires that expected loss of interest income on non-performing loans be taken into account when calculating loan loss reserves. FAS 114 requires that specified impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. FAS 114 does not apply to large groups of small balance, homogenous loans that are collectively evaluated for impairment. FAS 114 is effective for years beginning after December 15, 1994 and is not expected to have a material effect on the Bank's financial condition or results of operation.

                                PART II.   OTHER INFORMATION



Item 1.     Legal Proceedings
            -----------------
            None

Item 2.     Changes in Securities
            ---------------------
            None

Item 3.     Defaults Upon Senior Securities
            -------------------------------
            None

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------
            Previously reported in the Corporations Form 10 Q for the period ended March 31, 1995.

Item 5.     Other Information
            -----------------
            On March 23, 1995, Northbay Financial Corporation announced that its Board of Directors has declared a cash dividend of $0.11 per share, payable to stockholders of record on April 5, 1995, to be paid April 19, 1995.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------
            The Bank did not file a report 8-K Form during the three months ended March 31, 1995.

                                        SIGNATURES



        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                         NORTHBAY FINANCIAL CORPORATION
                         Registrant


DATE:  May 10, 1995


                   BY:   (s)
                         ----------------------------------------------
                         Alfred A. Alys
                         President and Chief Executive Officer




DATE:  May 10, 1995


                   BY:   (s)
                         ----------------------------------------------
                         Gregory L. Jahn
                         Chief Financial Officer