Form 10-K405
period 1995-06-30
NORTHBAY FINANCIAL CORP
filed 1995-09-27
CIK 844162

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                          ---------------------------
                                   FORM 10-K


         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended June 30, 1995

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from ______________ to _______________

                        Commission File Number: 1-10203


                        NORTHBAY FINANCIAL CORPORATION
           ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)


Delaware                                                  94-1592399
- ---------------------------------------------   --------------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
or organization)                                       Identification No.)


1360 Redwood Way, Petaluma, California                      94975
- --------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:        (707) 792-7400
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                    Common Stock, par value $.10 per share
                    --------------------------------------
                               (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X
                                               -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of its Form 10-K or any amendments to this
Form 10-K.  YES   X
                -----

    The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted under the symbol "NBF" on the American Stock Exchange ("AMEX") on September 19, 1995 was $32,737,581 ($14.375 per share times 2,277,397 shares).
For purposes of this calculation, all directors and senior officers of the registrant have been treated as affiliates.

    As of September 19, 1995, there were issued and outstanding 2,750,522 shares of the registrant's common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1995. (Part II)
    2.  Portions of Proxy Statement for the 1995 Annual Meeting of
        Stockholders.  (Part III)

                                    PART I

  Item 1.  Business
  -----------------

  General

       The Corporation. Northbay Financial Corporation (the "Corporation") was incorporated under the laws of the State of Delaware on October 5, 1988 for the purpose of becoming a savings and loan holding company. On April 10, 1989, the Corporation acquired all of the outstanding stock of Northbay Savings and Loan Association ("Northbay Savings" or the "Bank") issued in connection with Northbay Savings' conversion from a California chartered mutual to a California chartered stock institution.

       Prior to the acquisition of all of the outstanding stock of Northbay Savings, the Corporation had no assets or liabilities and engaged in no business activities. Subsequent to the acquisition of Northbay Savings, the Corporation has engaged in no significant activity other than holding the stock of Northbay Savings and operating through Northbay Savings a savings and loan business. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to Northbay Savings and its subsidiary.

       The Corporation's executive offices are located at 1360 Redwood Way, Petaluma, California. Its telephone number is (707) 792-7400.

       The Bank. Northbay Savings was organized as a federally chartered mutual savings and loan association in 1965 and converted to a California chartered mutual savings and loan association in 1972. In January, 1990, Northbay Savings amended its charter to adopt the name "Northbay Savings Bank." In June 1990, Northbay Savings converted to a federally chartered stock savings bank with the name "Northbay Savings Bank, F.S.B." At June 30, 1995, Northbay Savings had total assets of $391.1 million, deposits of $283.9 million, and stockholders' equity of $34.6 million. Based on total assets at that date, the Bank was the second largest savings and loan institution headquartered in Sonoma County, California insured by the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation ("FDIC").

       The Bank is primarily engaged in the business of attracting deposits from the general public and using those deposits, together with other funds, to originate mortgage loans for the purchase or construction of residential real estate, multi-family real estate and commercial real estate. At June 30, 1995, substantially all of the Bank's real estate loans were secured by properties located in California. To a lesser extent, the Bank also originates consumer loans and commercial business loans. The Bank has been a participant in the secondary mortgage market as both a purchaser and seller of loans. In the past, the Bank also engaged to a limited extent in real estate development activities. In March 1994, the Bank established full-service brokerage capabilities and alternative investment services within each of the Bank's branch offices pursuant to an agreement with PRIMEVEST Financial Services Inc., an independent registered broker-dealer.

       Northbay Savings conducts operations through its main office in Petaluma, California, seven full service branch offices and one loan production office, all within Sonoma County. Petaluma is located approximately 40 miles north of San Francisco. The Bank considers its primary market area for savings and lending activities to be Sonoma County, but such activities have expanded to Marin and surrounding counties.

       Northbay Savings is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS"), a bureau within the Department of Treasury. Northbay Savings is a member of and owns capital stock in the Federal Home Loan Bank ("FHLB") of San Francisco, which is one of the twelve regional banks in the FHLB system. Northbay Savings is further subject to regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") governing reserves to be maintained against deposits and certain other matters. See "Regulation."

  Lending Activities

       General. The principal lending activity of the Bank is the origination of conventional mortgage loans (i.e., loans that are neither insured nor partially guaranteed by government agencies) for the purpose of constructing, financing or refinancing one-to-four family residential properties, multifamily (over four family) properties and commercial properties. As of June 30, 1995, $242.4 million or 68% of the Bank's loan portfolio (before the deduction of undisbursed funds, unearned fees, and loan loss allowance) consisted of loans secured by one-to-four family residential properties. The Bank also originates second mortgage loans, consumer loans (including automobile loans, equity lines of credit, loans secured by savings accounts and personal loans), commercial business loans and land loans.

       In recent years the Bank has implemented a number of measures to make the yield on its loan portfolio more interest rate sensitive. These measures include an emphasis on the origination of adjustable-rate residential mortgage loans, construction and commercial real estate loans, consumer loans and commercial business loans. These measures were adopted to shorten the average life of the Bank's portfolio and to make it less susceptible to interest rate volatility. Due to the fact that approximately 81% of the Bank's loan portfolio is indexed to the 11th District Cost of Funds Index ("COFI"), an index which by its nature lags movements in interest rates generally, the Bank has recently undertaken a strategy of attempting to diversify indexes to which its assets will reprice. As a result, the Bank has on its books at June 30, 1995, approximately $17.6 million of adjustable rate assets, that reprice to "current" indices, such as prime and the one year Constant Maturity Treasury ("CMT"). Further, the Bank has in recent years attempted to build a portfolio of more rate sensitive COFI based products such as those that adjust monthly rather than semi-annually. As a result of this strategy, the Bank held in portfolio approximately $18 million of such loans and investments. At June 30, 1995, approximately $326 million (or 91%) of the Bank's total loans receivable, before net items, consisted of loans that were other than 15-30 year, fixed-rate loans.

       Loan Portfolio Analysis. The following table sets forth the composition of the Bank's loan portfolio by type of loan and type of security as of the dates indicated.

                                                                           At June 30,
                              ----------------------------------------------------------------------------------------------------
                                    1995                  1994                1993                1992                1991
                             -------------------  --------------------  ------------------  ------------------  ------------------
                              Amount    Percent     Amount    Percent    Amount   Percent    Amount   Percent    Amount   Percent
                             ---------  --------  ----------  --------  --------  --------  --------  --------  --------  --------
                                                                     (Dollars in thousands)
Type of Loan:/(1)/
Conventional real estate
 loans --
  Interim construction
   loans..................    $ 26,225     7.63%    $ 48,554    14.95%  $ 47,845    17.23%  $ 48,685    19.57%  $ 37,040    16.59%
  Loans on existing
   property...............     304,574    88.57      267,380    82.35    224,847    80.97    196,423    78.94    177,791    79.62
  Land loans..............       7,078     2.06       10,121     3.12     13,025     4.69     10,194     4.10      8,533     3.82

Consumer loans --
  Automobile..............       1,245      .36          740      .23        728      .26        987      .40      1,437      .64
  Savings account loans...       1,403      .41        1,498      .46      1,727      .62      1,753      .70      1,935      .87
  Equity lines of credit
   and other..............      15,943     4.64       12,546     3.86     11,277     4.06      9,045     3.64      8,625     3.86

Commercial business loans.       1,642      .48        1,324      .41      2,133      .77      2,086      .84      2,351     1.05

Less:
  Loans in process........      10,995     3.20       14,027     4.32     20,623     7.43     17,425     7.00     11,664     5.22
  Unearned fees...........       1,030      .30        1,358      .42      1,444      .52      1,816      .73      2,009      .90
  Allowance for losses....       2,233      .65        2,067      .64      1,809      .65      1,150      .46        727      .33
                              --------   ------     --------   ------   --------   ------   --------   ------   --------   ------
        Total.............    $343,852   100.00%    $324,711   100.00%  $277,706   100.00%  $248,782   100.00%  $223,312   100.00%
                              ========   ======     ========   ======   ========   ======   ========   ======   ========   ======

                       (Continued on the following page)

                                                                          At June 30,
                             ----------------------------------------------------------------------------------------------------
                                   1995                  1994                1993                1992                1991
                             ------------------  --------------------  ------------------  ------------------  ------------------
                              Amount   Percent     Amount    Percent    Amount   Percent    Amount   Percent    Amount   Percent
                             --------  --------  ----------  --------  --------  --------  --------  --------  --------  --------
                                                                     (Dollars in thousands)
Type of Security:/(1)/
Residential real estate
  Single family............  $255,783    74.39%    $226,103    69.63%  $184,298    66.37%  $181,605    72.99%  $163,842    73.38%
  2-to-4 family............     9,413     2.74        8,366     2.58      5,888     2.12      4,912     1.97      5,792     2.59
  Other dwelling units.....    22,434     6.52       33,463    10.31     35,435    12.76     13,172     5.29      5,557     2.49
Land loans.................     7,078     2.06       10,121     3.12     13,025     4.69     10,194     4.10      8,533     3.82
Commercial or industrial
 real estate...............    43,169    12.55       48,002    14.78     47,071    16.95     45,419    18.26     39,640    17.75
Automobile.................     1,245      .36          740      .23        728      .26        987      .40      1,437      .64
Savings accounts...........     1,403      .41        1,498      .46      1,727      .62      1,753      .70      1,935      .87
Commercial business loans..     1,642      .48        1,324      .41      2,133      .77      2,086      .84      2,351     1.05
  Equity lines of credit
   and other...............    15,943     4.64       12,546     3.86     11,277     4.06      9,045     3.64      8,625     3.86

Less:
  Loans in process.........    10,995     3.20       14,027     4.32     20,623     7.43     17,425     7.00     11,664     5.22
  Unearned fees............     1,030      .30        1,358      .42      1,444      .52      1,816      .73      2,009      .90
  Allowance for losses.....     2,233      .65        2,067      .64      1,809      .65      1,150      .46        727      .33
                             --------   ------     --------   ------   --------   ------   --------   ------   --------   ------
       Total...............  $343,852   100.00%    $324,711   100.00%  $277,706   100.00%  $248,782   100.00%  $223,312   100.00%
                             ========   ======     ========   ======   ========   ======   ========   ======   ========   ======
- ---------------------------

/(1)/ Excludes mortgage-backed securities, which amounted to (in thousands)
      $10,114, $7,943, $6,863, $10,071 and $4,122 at June 30, 1995, 1994, 1993,
      1992 and 1991, respectively, most of which were secured by single family

       Residential Real Estate Loans. The Bank's primary lending activity consists of the origination of one-to-four family, owner-occupied residential mortgage loans secured by property located in the Bank's primary market area. The majority of the Bank's residential mortgage loans consists of loans secured by single family residences. At June 30, 1995, the Bank had $255.8 million, or 71.4%, of its total loan portfolio (before deduction of loans in process, unearned fees and allowance for loan losses) in loans secured by single family residences. The Bank's real estate loan portfolio also includes loans on two-to-four family dwellings, and loans made for the development of unimproved real estate to be used for residential housing. At June 30, 1995, approximately 82.30% of the Bank's total loan portfolio consisted of loans secured by residential real estate.

       The Bank's mortgage loan originations are generally for terms of 15 to 30 years, amortized on a monthly basis, with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms. Borrowers may refinance or prepay loans at their option.

       The Bank has offered adjustable rate loans since 1983. Historically, the Bank has offered residential mortgage loans with interest rates that adjust every six months based upon the FHLB's Eleventh District COFI. The interest rates on these mortgages are adjustable on each six month anniversary date of the loan generally with a cap of 1% per adjustment and 4.75% to 6.25% over the life of the loan. During the fiscal year ended June 30, 1994, the Bank attempted to diversify its adjustable rate portfolio to products tied to indices other than the Eleventh District COFI. During fiscal year 1994, the Bank completed the purchase of approximately $10 million of adjustable rate residential mortgage loans, all indexed to the one-year constant maturity treasury index. Total adjustable rate residential mortgage loans amounted to $217.4 million or approximately 61% of the Bank's total loan portfolio at June 30, 1995.

       The Bank also originates fully amortizing fixed rate loans on one- to four-family units with maturities ranging from 10 to 30 years. In addition, the Bank offers a fixed rate loan with a 30-year amortization schedule and a balloon payment of remaining principle of five and seven years. The Bank generally charges a higher interest rate on such loans if the property is not owner occupied. Fixed rate mortgage loans are underwritten according to Federal Home Loan Mortgage Corporation ("FHLMC") guidelines, so that the loans qualify for sale in the secondary market.

       The Bank has been an active seller of fixed rate loans in the secondary market. At the time of origination, it is the Bank's policy to classify the loan as held for sale or held to maturity. The decision to classify loans as held for sale or held to maturity is based upon the Bank's asset/liability management goals as well as an analysis of the economic benefit of such sales versus cash flows generated from holding such loans in portfolio. Those loans that have been designated as held for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized in a valuation allowance by charges to income. During the quarter ended June 30, 1994, the Bank elected to alter its classification of approximately $6 million of loans from held for sale to held for investment. The Bank took this action for the following reasons: (1) having written down the value of these assets to the lower of cost or market at March 31, 1994, during a period of rapidly rising rates, the Bank believed there was a greater economic value in holding these loans to maturity rather than selling the assets at a substantial discount into the market; and (2) upon review of the Bank's concentration of assets and a favorable exposure to a long-term rising interest rate environment, the addition of these predominantly fixed rate loans provides an acceptable diversification to the volume of adjustable rate products within the Bank's portfolio. There were no sales of such long-term fixed rate loans during fiscal 1995 as the Bank continued the policy of holding all originations of such loans in portfolio. Management believes that while these loans may carry higher interest rate risk than other more interest rate sensitive assets, the Bank's held to maturity portfolio can absorb additional long-term, fixed-rate loans. In the past the Bank has also exchanged fixed-rate, long-term mortgage loans for mortgage backed securities guaranteed by FHLMC and Federal National Mortgage Association ("FNMA"), which were either sold in the secondary market or retained by the Bank. At June 30, 1995, approximately $32.1 million or 9% of the Bank's total loan portfolio, consisted of long-term, fixed-rate residential mortgage loans.

       The Bank's lending policies generally limit the maximum loan-to-value ratio on residential mortgage loans to 90% of the lesser of the appraised value or purchase price, with the condition that private mortgage insurance is required on loans with loan to value ratios in excess of 80%. The majority of the Bank's residential loan portfolio has loan-to-value ratios of 80% or less. The Bank requires title insurance and hazard insurance on all properties securing real estate loans made by the Bank.

       Construction Loans and Land Development Loans. The Bank originates loans to finance the construction of one-to-four family dwellings, housing developments, multi-family apartments and condominiums and commercial real estate. It also originates loans for the acquisition and development of unimproved property to be used for residential and commercial purposes. In fiscal 1993 and 1994, the Bank increased its emphasis on the origination of construction and land development loans in the $1 million to $3 million range, including loans for the construction of multi-family residential properties and housing for lower income families in cooperation with non-profit organizations. As a result of its continued commitment to provide financing for the construction of low income housing, the Bank originated $3.7 million of such loans during the fiscal year ended June 30, 1995. Gross construction and land development loans amounted to $33.3 million, or 9.3% of the Bank's total loan portfolio at June 30, 1995. The decrease in such loans was principally due to reduced demand for new constructions in the Bank's market area. Of the total construction and land development portfolio, $21 million or 63% were for residential one-to-four family construction, $3.5 million or 10.5% were for multifamily construction, $1.7 million or 5% were for non-residential or commercial construction, and $7.1 million or 21.5% were for land development. The average loan balance is estimated to be less than $500,000. However, the Bank currently has 18 loans in amounts in excess of $1 million, totalling $28.7 million, most of which are construction and land development loans. The Bank's construction loans to individuals typically range in size from $100,000 to $400,000.

       As a federally chartered savings association, the Bank is subject to regulatory loan-to-one-borrower limits. Management believes that these limits have not had a material adverse effect on the Bank and, in fact, have benefitted the Bank by creating opportunities to participate in other banks' loans when those banks reach their own limits. At June 30, 1995, the Bank's lending limit was $5 million. As of such date, there were no loans in excess of this limit. For additional information regarding the Bank's regulatory loan-to-one-borrower limits, see "Regulation--Federal Regulation of Savings Associations."

       Construction loans generally have terms of up to 12 months. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. In addition to builders' projects, the Bank finances the construction of individual, owner-occupied houses on the basis of underwriting and construction loan management guidelines. Construction loans are structured either to be converted to permanent loans at the end of the construction phase or to be paid off upon receiving financing from another financial institution. Construction loans on residential properties are generally made in amounts up to 80% of appraised value, and loans on commercial property are made in amounts up to 75% of appraised value.

       Construction loans afford the Bank the opportunity to increase the interest rate sensitivity of its loan portfolio and to receive yields higher than those obtainable on loans secured by existing one-to-four family residential properties. These higher yields correspond to the higher risks associated with construction lending. The Bank's risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property's value at completion of construction and the bid price (including interest) of construction. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment.

       The Bank's underwriting criteria are designed to evaluate and minimize the risks of each construction loan. Among other things, the Bank considers the reputation of the borrower and the contractor, the amount of the borrower's equity in the project, independent valuations and reviews of cost estimates, pre-construction sale and leasing information, and cash flow projections of the borrower. The Bank generally makes construction loans within its primary market area. In fiscal 1995, the Bank's losses on construction loans were not material. As a result of the existing real estate market in the Bank's primary market area, the Bank incurred losses on land development loans of approximately $108,000 of which was concentrated in four properties within its primary market area. There can be no assurance that the Bank will not experience additional losses on construction loans and land development loans in the future.

       Loans Secured by Commercial and Multi-family Properties. Loans secured by commercial real estate and multifamily properties of five or more units constituted approximately $60.4 million or 16.9% of the Bank's total loans at June 30, 1995. Federal law permits the Bank to make non-residential real estate loans up to 400% of capital; non-residential real estate loans in excess of such amount must be approved by the Director of the OTS.

       The Bank originates both construction loans and permanent loans on commercial properties. Permanent commercial real estate loans are generally made in amounts up to 75% of the lesser of appraised value or purchase price of the property. Commercial real estate loans range in amount up to $1.2 million, although the average loan balance is estimated to be $250,000. The Bank's permanent commercial real estate loans are secured by improved property such as office buildings, medical facilities, retail centers, warehouses and other types of buildings, most of which are located in the Bank's primary
  market area.   Commercial real estate and multi-family property loans
  generally are variable rate in nature, with interest rate adjustments at periods of six months at a rate indexed to the FHLB's Eleventh District Cost of Funds. Commercial real estate and multifamily residential loans are generally balloon loans which mature in 10 years with principal amortization over a maximum 30-year period.

       Loans secured by commercial and multifamily residential properties are generally larger and involve greater risks than residential mortgage loans. Because payments on loans secured by commercial and multifamily residential properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks in a variety of ways, including limiting the size of its commercial and multifamily real estate loans and generally restricting such loans to its primary market area.

       Consumer Loans. Federal regulations permit thrift institutions to make secured and unsecured consumer loans up to 30% of the institution's assets.
  In addition, a thrift institution has lending authority above the 30% category for certain consumer loans, such as equity lines of credit, property improvement loans, mobile home loans and loans secured by savings accounts. The Bank began offering consumer loans in 1983. As of June 30, 1995, total consumer loans constituted approximately $18.6 million or 5.2% of the Bank's total loan portfolio, consisting principally of home equity lines of credit of $15 million. The consumer loans granted by the Bank have included automobile loans, equity lines of credit, personal loans (secured and unsecured), boat loans, and loans (including credit card accounts) secured by savings accounts.

       The Bank believes that the shorter terms and the normally higher interest rates available on various types of consumer loans have been helpful in maintaining a profitable spread between the Bank's average loan yield and its cost of funds. Consumer loans do, however, pose additional risks of collectibility when compared to traditional types of loans granted by thrift institutions such as residential mortgage loans. The Bank has sought to reduce the risk of this type of lending by granting primarily secured consumer loans. In many instances the Bank is required to rely on the borrower's ability to repay since the collateral may be of reduced value at the time of collection. Thus, the initial determination of the borrower's ability to repay is of primary importance in the underwriting of consumer loans.

       Commercial Business Loans. The Bank offered various types of commercial business loans until June 1992, when the Bank ceased offering such loans to new customers and began limiting the origination of such loans to rollovers and refinancings of existing loans. As a result, at June 30, 1995, such loans represented only $1.6 million, or .5% of the Bank's total loan portfolio. These remaining loans primarily consist of term loans, lines of credit and equipment financing. These loans were primarily underwritten in the Bank's primary market area on the basis of the borrowers' ability to service such debt from income, although the Bank as a general practice takes as collateral any available real estate, equipment or other chattel. These loans generally have remaining terms of one year or less at interest rates which adjust monthly based upon the FHLB's Eleventh District COFI.

       Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his employment and other income and which are secured by real property whose value tends to be easily ascertainable, commercial loans typically are made on the basis of the borrower's ability to make payment from the cash flow of his business and are generally secured by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, occasionally cannot be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the business.

  Loan Maturity Schedule

       The following table sets forth certain information at June 30, 1995, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

                                    Due during    Due after      Due after      Due after       Due after
                                     the year     1 through      3 through      5 through       10 through    Due after 20
                                      Ending    3 years after  5 years after  10 years after  20 years after  years after
                                     June 30,     June 30,       June 30,        June 30,        June 30,       June 30,
                                       1996         1996           1996            1996            1996           1996       Total
                                    ----------  -------------  -------------  --------------  --------------  ------------  --------
                                                                             (In thousands)
Real estate mortgage...............    $13,461        $29,973        $31,816         $40,327         $90,269       $96,254  $302,100

Real estate construction and land..     21,511            ---            ---             ---             ---           ---    21,511

Consumer...........................      3,216          2,643          1,935           6,288           4,703           ---    18,785

Commercial business................      1,456            ---            ---             ---             ---           ---     1,456
                                       -------        -------        -------         -------         -------       -------  --------

    Total..........................    $39,644        $32,616        $33,751         $46,615         $94,972       $96,254  $343,852
                                       =======        =======        =======         =======         =======       =======  ========


       The following table sets forth, as of June 30, 1995, the dollar amount of all loans maturing or repricing more than one year after June 30, 1995 which have predetermined interest rates and have floating or adjustable interest rates.

                                                      Floating or
                                     Predetermined  Adjustable Rates   Total
                                     -------------  ----------------  --------
                                                     (In thousands)
Real estate mortgage...............      $40,745        $247,892      $288,637
Real estate construction and land..          ---             ---           ---
Consumer...........................        1,235          14,334        15,569
Commercial business................          ---             ---           ---
                                         -------        --------      --------
    Total..........................      $41,980        $262,226      $304,206
                                         =======        ========      ========

       Loan Solicitation and Processing. Loan originations are derived from a number of sources including "walk-in" customers at the Bank's offices, referrals from real estate professionals, building contractors and mortgage brokers. Loan applications, whether originated through the Bank's branch system or an outside broker, are underwritten and closed based on the same standards.

       In September 1992, a loan center was established in the city of Santa Rosa to conduct residential mortgage lending with exclusive loan agents. In February 1993, a wholesale loan division was implemented to accept loans from the mortgage brokerage community. Such division was effectively closed in fiscal 1995 due to reduced demand as a result of the higher pricing of wholesale loans relative to the Bank's other loans and management's decision to emphasize the origination of loans by its own lending agents.

       Upon receipt of a loan application, a credit report is ordered to verify specific information relating to the loan applicant's employment, income, and credit standing. In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is undertaken by the Bank's in-house appraiser or an approved outside licensed appraiser. In the case of commercial and multi-family properties, appraisals will be performed by an independent fee appraiser approved by the Bank. The loan application file is then reviewed, depending upon the dollar amount of the loan, by either a loan officer, the Vice President for Loan Administration, the President, or the Board of Directors.

       The Bank's consumer lending officers are authorized to approve unsecured consumer loans up to $10,000 and secured loans up to $20,000. The Bank's Assistant Vice President and Consumer/Commercial Loan Manager, as well as the President, have the authority to approve non-mortgage loans up to $100,000. Mortgage lending officers are authorized to approve residential mortgage loans up to $650,000. The Bank's Vice President for Loan Administration has authority to approve loans up to $750,000, and the President has the authority to approve loans up to $1.0 million. The Bank's loan committee has authority to approve loans over $1.0 million up to $4.0 million, and the Board of Directors of the Bank approves all loans over $4.0 million. In order to increase origination of loans secured by single-family residences, the Bank instituted an exclusive loan-agent program for the procurement of such loans on July 1, 1992. The underwriting of loans presented by the loan agents continue to be undertaken by salaried employee underwriters.

       Loan Originations, Purchases and Sales. The Bank has engaged, from time to time, in the sale of loans and loan participations in the secondary mortgage market. Such sales have consisted generally of long-term, fixed-rate loans, which have been sold in an effort to minimize the effects of volatile interest rates or as a source of funds for other investment or lending activities. The Bank has also occasionally sold adjustable-rate loans in the secondary market. The timing of such sales generally is based upon the Bank's asset/liability management strategies, the Bank's need for funds and market opportunities that permit loan sales on terms favorable to the Bank. The Bank sometimes exchanges long-term, fixed-rate loans for mortgage-backed securities guaranteed by the FHLMC, and then sells the securities in the secondary market. From time to time, the Bank has also sold loans or loan participations in private sales to savings institutions or other institutional investors. The Bank's practice in recent years has been to sell loans or loan participations without recourse. The Bank generally retains the servicing on the loans sold, for which it receives a servicing fee. At June 30, 1995, the Bank's total loans serviced for others amounted to $55.5 million.

       For the purpose of transferring the interest rate risk associated with holding to maturity 30-year, fixed-rate mortgage loans, the Bank followed a policy of selling in the secondary market all current originations of such loans through the period ended March 31, 1994. During the quarter ended
  June 30, 1994, the Bank elected to reclassify all loans held for sale, totaling approximately $6 million and consisting primarily of long-term, fixed-rate loans, to held for investment. During that quarter, the Bank also revised its asset/liability management policy to provide, in general, that fixed-rate loan originations would be held to maturity. The Bank continued this policy during fiscal 1995 and did not sell any long-term fixed rate loans during the period. The participations sold in fiscal 1995 consisted of construction loans for which the Bank sought to reduce its exposure due to credit risk or lending limits. During recent periods, loan sales provided a significant source of funds for the Bank's lending and other activities and management believes that the absence of loans available for sale has contributed to and may continue to result in reduced loan originations.

       In addition to originating loans, the Bank has purchased real estate loans in the secondary market. The Bank purchased approximately $422,000 of construction loan participations from local institutions during the fiscal year ended June 30, 1995. The Bank's purchases in the secondary market are dependent upon the demand for mortgage credit in the local market area and the inflow of funds from traditional sources. Purchases of loans enable the Bank to utilize available funds more quickly.

       The following table shows the loan origination, purchase and sales activity of the Bank for the periods indicated.

                                       Year Ended June 30,
                                   ---------------------------
                                    1995      1994      1993
                                   -------  --------  --------
                                          (In thousands)
Loans originated:
Conventional real estate loans:
  Construction loans.............  $34,926  $ 47,280  $ 47,034
   Loans on existing property....   27,685    38,679    20,238
   Loans refinanced..............   28,406    66,936    85,468
  Consumer.......................    5,799     7,362    12,060
  Commercial business loans......      777     1,129     1,572
  Other loans....................    1,388     1,453     2,851
                                   -------  --------  --------
   Total loans originated........  $98,981  $162,839  $169,223
                                   =======  ========  ========

Loans purchased:
   Total real estate loans.......  $   422  $ 14,027  $  5,692
                                   -------  --------  --------
    Total loans purchased........  $   422  $ 14,027  $  5,692
                                   =======  ========  ========

Loans sold:
  Whole loans....................  $   ---  $ 23,238  $ 30,776
  Participation loans............      649     1,608     3,730
                                   -------  --------  --------
    Total loans sold.............  $   649  $ 24,846  $ 34,506
                                   =======  ========  ========


       Loan Commitments. The Bank issues standby loan origination commitments to real estate developers and qualified borrowers primarily for the construction and purchase of residential real estate and commercial real estate. Such commitments are made on specified terms and conditions and are usually for terms of up to 15 days. Historically, fewer than 10% of the Bank's commitments expire without being funded. At June 30, 1995 the Bank had outstanding loan origination commitments of approximately $29.9 million. See
  Note 15 of Notes to Consolidated Financial Statements.

       Loan Origination and Other Fees. In addition to interest earned on loans, the Bank receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for creation of the loan. Loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized over the life of the related loan as an adjustment to the yield of such loan.

       The Bank's loan origination fees range from 0% to 2.25% of residential loans, 2% on commercial real estate loans and up to 3% on construction loans. The total amount of net deferred loan fees at June 30, 1995 was $1.03 million.

       Delinquencies. The Bank's collection procedures provide that when a loan is 15 days past due, the borrower is contacted by mail and payment requested. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower. Additional attempts are made to contact the borrower and if the loan continues in a delinquent status for 75 days or more, the Bank generally initiates foreclosure proceedings. At June 30, 1995, the Bank owned eight properties acquired as the result of foreclosure. The properties, seven of which are single family residences and one of which is land, are located in Sonoma County and are carried at a fair market value, less estimated selling costs, of $1.56 million.

       Non-Performing Assets and Asset Classification. Loans are reviewed on a regular basis and are placed on a non-accrual status when either principal or interest is 90 days or more past due or when, in the opinion of management, the collection of additional interest is doubtful. Consumer loans generally are charged off when the loan becomes over 120 days delinquent. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.

       Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value. Any write-down of the property at the time of acquisition is charged to the allowance for loan losses. The recognition of subsequent declines in the market value of the property are charged to the provision for loss on real estate owned.

       The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated. During the periods shown, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards No. 15.

                                                     At June 30,
                                      ------------------------------------------
                                       1995     1994     1993     1992     1991
                                      -------  -------  -------  -------  ------
                                                (Dollars in thousands)
Loans accounted for on
 a non-accrual basis:
  Real estate:
   Residential.....................   $  835   $2,362   $1,749   $  393   $ 489
   Commercial......................       67      ---      ---      376     ---
  Commercial Business..............      282      482      543      424     302
  Consumer.........................      161       16      124       31      27
                                      ------   ------   ------   ------   -----
    Total..........................   $1,345   $2,860   $2,416   $1,224   $ 818
                                      ======   ======   ======   ======   =====

Accruing loans which are
 contractually past due 90 days or
 more:
  Real estate:
   Residential.....................   $  ---   $  ---   $  ---   $  ---   $ ---
   Commercial......................      ---      ---      ---      ---     ---
  Commercial Business..............      ---      ---      ---      ---     ---
  Consumer.........................      ---      ---      ---      ---     ---
                                      ------   ------   ------   ------   -----
   Total...........................   $  ---   $  ---   $  ---   $  ---   $ ---
                                      ======   ======   ======   ======   =====

   Total of nonaccrual
   and 90 days past
   due loans.......................   $1,345   $2,860   $2,416   $1,224   $ 818
                                      ======   ======   ======   ======   =====
Percentage of total loans..........      .38%     .84%     .80%     .45%    .34%
                                      ======   ======   ======   ======   =====

Other Non-Performing
  Assets/(1)/......................   $1,555   $1,637   $  355   $  ---   $ ---
                                      ======   ======   ======   ======   =====
- --------------------

/(1)/ Other non-performing assets represented the net book value of property acquired by the Bank through foreclosure or repossession. Upon acquisition, this property is recorded at the lower of its fair market value or the recorded investment in the related loan.

           The majority of these non-performing loans are concentrated in single family residential housing units. Sixteen of such single residential properties account for $2.3 million of the total non-performing assets.

           During the year ended June 30, 1995, gross interest income of $53,000 would have been recorded on loans set forth above as accounted for on a non-accrual basis if the loans had been current throughout the year. Interest income of $53,000 on these loans was recorded during the year.

       Under federal regulations, each institution is required to classify its own assets on a regular basis. In addition, in connection with examinations of institutions, OTS examiners have authority to identify problem assets and, if appropriate, classify them Under the regulation, assets are subject to evaluation under a classification system with three categories: (i) Substandard, (ii) Doubtful and (iii) Loss. An asset could fall within more than one category and a portion of the asset could remain unclassified.

       An asset is classified Substandard if it is determined to involve a distinct possibility that the institution could sustain some loss if deficiencies associated with the loan, such as inadequate documentation, were not corrected. An asset is classified as Doubtful if full collection is highly questionable or improbable. An asset is classified as Loss if it is considered uncollectible, even if a partial recovery could be expected in the
  future.   The regulations create a Special Mention category, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as Substandard or Doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified Loss, the institution must either establish specified allowances for loan losses in the amount of 100 percent of the portion of the asset classified Loss, or charge off such amount.

       Allowance for Loan Losses. The Bank establishes specific reserves in accordance with the asset classification regulations discussed above. The Bank also provides an allowance for unspecified potential losses, based on historical experience and other factors. As of June 30, 1995 the Bank's total unspecified reserves were $2.2 million in addition to $42,000 in specific loss reserves.

       The following table sets forth an analysis of the Bank's allowance for possible loan losses for the periods indicated.

                                                      At June 30,
                                      ------------------------------------------
                                       1995     1994     1993     1992     1991
                                      -------  -------  -------  -------  ------
                                                 (Dollars in thousands)

Balance at beginning of period......  $2,067   $1,809   $1,150   $  727   $ 695

Loans charged-off:
  Real estate - construction and
   land.............................      54      254       12       30     ---
  Real estate - mortgage............      21       38       49      ---      26
  Commercial business...............     176      140      ---       41     139
  Consumer..........................      15       43       11       41      17
                                      ------   ------   ------   ------   -----

Total charge-offs...................     266      475       72      112     182
                                      ------   ------   ------   ------   -----

Recoveries..........................      19        8        8        6     ---
                                      ------   ------   ------   ------   -----
Net loans charged-off...............     247      467       64      106     182
                                      ------   ------   ------   ------   -----

Provision for possible loan losses..     412      725      722      529     214
                                      ------   ------   ------   ------   -----
Balance at end of period............  $2,232   $2,067   $1,809   $1,150   $ 727
                                      ======   ======   ======   ======   =====
Ratio of net charge-offs
  to average loans outstanding
  during the period.................     .07%     .16%     .02%     .04%    .08%
                                      ======   ======   ======   ======   =====

    The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of further losses and does not restrict the use of the allowance to absorb losses in any category. Also set forth are allowances for losses on real estate owned.

                                                                           At June 30,
                             -------------------------------------------------------------------------------------------------------
                                   1995                  1994                 1993                 1992                 1991
                             -------------------  --------------------  -------------------  -------------------  ------------------
                                       Percent               Percent              Percent              Percent              Percent
                                      of Loans              of Loans             of Loans             of Loans             of Loans
                                       in Each               in Each              in Each              in Each              in Each
                                      Category              Category             Category             Category             Category
                                      to Total              to Total             to Total             to Total             to Total
                             Amount  Loans/(1)/   Amount   Loans/(1)/   Amount  Loans/(1)/   Amount  Loans/(1)/   Amount  Loans/(1)/
                             ------  -----------  ------   -----------  ------  -----------  ------  -----------  ------  ----------
                                                                     (Dollars in thousands)
Loans:
Real estate - mortgage:
  Residential.............   $  974     73.47%    $  551      67.88%    $  547     64.92%    $  173     60.88%      $165     58.29%
  Commercial..............      301     12.05        185      13.60        129     15.73         87     17.20         52     16.05
Construction and land.....      662      9.30        921      13.61        619     13.65        592     16.40        411     19.66
Commercial business.......      192      4.59        337       4.51        414      4.93        245      4.69         53      5.02
Consumer..................      104       .59         73       0.40        100      0.77         53      0.83         46      0.98
                             ------    ------     ------     ------     ------    ------     ------    ------       ----    ------
   Total allowance for
    loan losses...........    2,233    100.00%     2,067     100.00%     1,809    100.00%     1,150    100.00%       727    100.00%
                             ------    ======     ------     ======     ------    ======     ------    ======       ----    ======
Real estate owned:
   Allocated..............      ---                  ---                   ---                  ---                  ---
   Unallocated............      ---                  ---                   ---                  ---                  ---
                             ------               ------                ------               ------                 ----
     Total................      ---                  ---                   ---                  ---                  ---
                             ------               ------                ------               ------                 ----

     Total allowances.....   $2,233               $2,067                $1,809               $1,150                 $727
                             ======               ======                ======               ======                 ====
- -----------------

/(1)/  Gross loans less undisbursed loans in process.

       Financial institutions throughout the United States have incurred losses in recent years due to increases in loan loss provisions and charge-offs resulting largely from higher levels of loan delinquencies and foreclosures. Depressed real estate market conditions have adversely affected the economies of various regions and have had an adverse impact on the financial condition and businesses of many of the financial institutions doing business in these areas. Uncertainty exists as to the future improvement or deterioration of the real estate markets in these regions, or of its ultimate impact on these financial institutions. As a result of the instability in real estate market conditions and the impact on financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions, undertaken as part of the examination of the institutions by the FDIC, the OTS or other federal or state regulators. While the Bank believes it has established its existing allowances for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings.

  Investment Activities

       Northbay Savings is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and is also permitted to make certain other investments. See "Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" in the 1995 Annual Report to Stockholders. It has generally been Northbay Savings' policy to maintain a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short term demand for funds to be used in the Bank's loan origination and other activities. The Bank does not actively trade investments. At June 30, 1995, Northbay Savings had an investment portfolio of approximately $21.1 million consisting primarily of Federal Agency securities, various mutual funds investing in Federal Agency securities and mortgage related products, insured certificates of deposit and interest earning accounts. For more information on the Bank's investment activities see Note 2 of Notes to Consolidated Financial Statements.

       The following table sets forth the carrying value of the Bank's investment portfolio (including interest bearing deposits, overnight federal funds and FHLB stock) at the dates indicated.

                                                  At June 30,
                                           -------------------------
                                            1995     1994     1993
                                           -------  -------  -------
                                                 (In thousands)
Investment securities:
  U.S. Government and agency securities... $14,331  $10,111  $ 3,606
  Income funds............................   1,082    2,092    2,643
  FHLMC participating preferred stock.....     ---      137       40
                                           -------  -------  -------
    Total investment securities...........  15,413   12,340    6,289
Overnight federal funds...................     425      ---    1,500
Interest bearing deposits/(1)/............   1,957    2,436    3,602
FHLB of San Francisco stock...............   3,291    2,315    2,016
                                           -------  -------  -------
   Total investments...................... $21,086  $17,091  $13,407
                                           =======  =======  =======

- -------------------------

/(1)/Interest bearing deposits consists of certificates of deposit in other institutions, as well as interest earning accounts in the amounts of $513,190, $690,999 and $543,000 at June 30, 1995, 1994 and 1993,
     respectively.

       At June 30, 1995, the market value of the Bank's investment securities portfolio was $21 million, compared to a carrying value of $21.1 million. The Corporation adopted Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), Accounting for Certain Investments in Debt and Equity Securities, on June 30, 1994. SFAS No. 115 addresses the accounting and reporting for certain investments in debt and marketable equity securities.

       Under SFAS No. 115, institutions are required to classify investments in debt securities and equity securities as "held to maturity," "trading" or "available-for-sale." SFAS No. 115 modified the accounting treatment for debt and equity securities by replacing the "held for sale" categorization (with lower-of-cost or market accounting treatment) with an "available-for-sale" categorization (with fair value accounting treatment). Further, it imposes strict criteria over securities accounted for as "held to maturity." Upon the adoption of SFAS No. 115 on June 30, 1994, debt securities that may not be held until maturity and marketable equity securities are considered available-for-sale and, as such, are classified as securities carried at fair value net of applicable taxes, with unrealized gains and losses, reported in a separate component of stockholders' equity. Declines in the value of debt securities and marketable equity securities that are considered other than temporary are recorded in non-interest income as loss on investment securities. See Notes 1(b) and 2 of Notes to Consolidated Financial Statements.

       At June 30, 1995, the Bank also owned mortgage-backed securities which had a book value of approximately $10.1 million (market value: $10.1 million).

  Investment Portfolio

       The following table sets forth the scheduled maturities, amortized costs, market values and average yields for the Bank's investment portfolio and mortgage-backed securities at June 30, 1995.

                                                                         At June 30, 1995
                          ----------------------------------------------------------------------------------------------------------
                               One Year         Over One to Five    Over Five to Ten     More than
                                or Less              Years              Years            Ten Years                 Total
                          -------------------  ------------------  ----------------- ------------------ ----------------------------
                                    Weighted            Weighted           Weighted           Weighted                     Weighted
                                     Average             Average            Average            Average            Market    Average
                            Cost      Yield      Cost     Yield     Cost     Yield     Cost     Yield     Cost     Value     Yield
                          --------  ---------  -------- ---------  ------  --------- -------- --------- --------  -------  ---------
                                                                      (Dollars in thousands)
Investment securities:
  U.S. Government and
   agency securities      $    ---       ---%  $11,999      5.89%  $2,010      7.17%  $  300      7.75%  $14,309  $14,217      6.11%

   Income funds              1,082      6.23       ---       ---      ---       ---      ---       ---     1,082    1,082      6.23
                            ------             -------             ------             ------             -------  -------
  Total investment
   securities                1,082              11,999              2,010                300              15,391   15,299

Mortgage-backed
 securities/(1)/               158      8.46     1,942      6.25    1,568      7.00    6,356      7.15    10,023   10,088      6.97

Overnight Federal funds        425      5.94       ---                ---       ---      ---       ---       425      425      5.94
Interest-bearing deposits    1,174      5.37       783      6.99      ---       ---      ---       ---     1,957    1,957      6.02
FHLB of San Francisco stock  3,291      4.74       ---       ---      ---       ---      ---       ---     3,291    3,291      4.74
                            ------             -------             ------             ------             -------  -------

  Total investments         $6,130      5.30%  $14,723      5.99%  $3,578      7.10%  $6,656      7.18%  $31,087  $31,060      6.24%
                            ======             =======             ======             ======             =======  =======

____________________
(1) This table includes mortgage-backed securities classified in the statement of financial condition as mortgage-backed securities available for sale totalling $8.4 million.

  Subsidiary Activities

       As a federally chartered savings association, Northbay Savings is permitted to invest an amount equal to 2% of its assets in subsidiaries with an additional investment of 1% of assets where such investment serves primarily community, inner-city, and community development purposes. Under such limitations, as of June 30, 1995, Northbay Savings was authorized to invest up to approximately $11.7 million in the stock of or loans to subsidiaries. In addition, institutions such as the Bank which meet regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries.

       In 1985, Northbay Savings organized Northbay Service Corporation for the purpose of acting as a trustee on deeds of trust and also to enter into agreements for the sale of insurance products. Thereafter, in December 1987, the Bank, pursuant to a directive of the FHLB of San Francisco, purchased all of the outstanding stock of Sonoma Service Company ("Sonoma Service") from six of the Bank's directors for a nominal purchase price. Sonoma Service conducted the same activities as Northbay Service Corporation. Upon the acquisition of Sonoma Service, Northbay Service Corporation became inactive and was dissolved after the end of fiscal 1992. At June 30, 1995, the Bank's investment in its wholly-owned subsidiary aggregated $175,000. To date, the activities of the Bank's subsidiary have not been material to the Bank.

       Federal regulations require SAIF-insured savings institutions to give the FDIC and the Director of OTS 30 days prior notice before establishing or acquiring a new subsidiary, or commencing any new activity through an existing subsidiary. Both the FDIC and the Director of OTS have authority to order termination of subsidiary activities determined to pose a risk to the safety or soundness of the institution.

  Deposit Activities and Other Sources of Funds

       General. Deposits are the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, Northbay Savings derives funds from loan principal repayments, the sale of loans or participation interests therein, and borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes. Special purpose borrowings also may be obtained often at discounted rates for certain purposes, such as for financing the construction of low-income housing. The Bank has a substantial borrowing capacity with the FHLB of San Francisco, and the Bank's borrowings from the FHLB of San Francisco totalled $60 million at June 30, 1995. These borrowings have provided the Bank flexibility in matching a stable source of funds with financial assets of similar maturities (see "Borrowings" below).

       Deposits. Deposits are attracted from within the Bank's primary market area through the offering of a broad selection of deposit instruments including NOW accounts, money market accounts, regular savings accounts, checking accounts, certificates of deposit and retirement savings plans. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Bank attempts to control its cost of funds by emphasizing passbook, money market and NOW and checking accounts. At June 30, 1995, such accounts totalled $99.6 million or 35.1% of the Bank's total savings accounts.

       The Bank regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Bank's cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Bank's primary strategy for attracting and retaining deposits is to emphasize customer service and personal attention. The Bank generally has not been aggressive in pricing its deposit products relative to the competition. The Bank does not have any brokered deposits and has no present intention to accept or solicit such deposits.

       The following table sets forth the various types of deposit accounts offered by the Bank and the balance in these accounts at June 30, 1995.


Weighted
Average
Interest  Minimum                               Minimum                 Percentage of
 Rate       Term       Category                  Amount     Balance     Total Savings
- --------  -------      --------                 --------  ------------  --------------
    0.87%   None       NOW/Commercial Checking  $    200  $ 25,538,800       9.00%
    2.91    None       Passbook Accounts             200    35,589,258      12.54
    3.06    None       Money Market Accounts       2,500    25,685,892       9.05
    2.45    None       Super NOW Accounts          2,500    12,635,449       4.45
    2.25    None       Market Rate Checking        2,500       179,680       0.06
                       Certificates of Deposit
                       -----------------------
    3.55%   7 Days     Fixed Term, Fixed Rate      1,000     3,307,707       1.17
    4.99   32 Days     Fixed Term, Fixed Rate      1,000     4,171,173       1.47
    5.04   60 Days     Fixed Term, Fixed Rate      1,000     1,604,243       0.57
    5.32   91 Days     Fixed Term, Fixed Rate      1,000     5,524,600       1.95
    5.43  120 Days     Fixed Term, Fixed Rate      1,000       731,688       0.26
    5.63  150 Days     Fixed Term, Fixed Rate      1,000       888,465       0.31
    5.77  180 Days     Fixed Term, Fixed Rate      1,000    34,645,385      12.20
    5.84  210 Days     Fixed Term, Fixed Rate      1,000     1,471,163       0.52
    5.78  240 Days     Fixed Term, Fixed Rate      1,000     1,082,275       0.38
    5.65  270 Days     Fixed Term, Fixed Rate      1,000     2,543,990       0.90
    6.06  300 Days     Fixed Term, Fixed Rate      1,000       200,783       0.07
    6.01  330 Days     Fixed Term, Fixed Rate      1,000     3,714,195       1.31
    5.79  366 Days     Fixed Term, Fixed Rate      1,000    31,854,334      11.22
    5.66  18 Months    Fixed Term, Fixed Rate      1,000     4,668,821       1.64
    5.07  24 Months    Fixed Term, Fixed Rate      1,000     6,364,068       2.24
    5.60  30 Months    Fixed Term, Fixed Rate      1,000    23,165,049       8.16
    3.96  18 Months    18 Month Small Savers       1,000       665,669       0.23
    5.70  12 Months    12 Month IRA                1,000     5,169,413       1.82
    5.70   6 Months    Fixed Term, Fixed Rate      1,000     5,669,747       2.00
    5.57   1 Year      Fixed Term, Fixed Rate      1,000    12,446,549       4.38
    4.48  18 Months    Fixed Term, Fixed Rate      1,000     6,021,608       2.12
    5.60  15 Months    Fixed Term, Fixed Rate      1,000     7,557,356       2.66
    5.88   9 Months    Fixed Term, Fixed Rate      1,000       980,902       0.35
    6.21  12 Months    Fixed Term, Fixed Rate      1,000     5,055,147       1.78
    5.64  180 Days     Fixed Term, Fixed Rate      2,500        79,856       0.03
    5.03  18 Months    18 Month IRA                    5    10,160,110       3.58
    2.79   1 Month     Flex Retirement Account         5     1,057,741       0.37
    2.52   1 Month     Flex Retirement Account         5         1,481       0.00
    6.34   1 Month     Fixed Term, Fixed Rate    100,000     3,476,478       1.22
   -----                                                  ------------     ------
    4.40%                                                 $283,909,075     100.00%
                                                          ============     ======

       Time Deposit Rates. The following table sets forth the time deposits in the Bank classified by rates as of the dates indicated.


                           At June 30,
  Interest        ----------------------------
    Rate            1995      1994      1993
- ----------------  --------  --------  --------
                         (In thousands)
 2.01 - 4.00%     $ 17,977  $ 92,414  $ 54,431
 4.01 - 6.00%      106,205    59,960    64,555
 6.01 - 8.00%       60,098       271     2,465
 8.01 - 10.00%         ---       ---        24
                  --------  --------  --------
                  $184,280  $152,645  $121,475
                  ========  ========  ========

       Time Deposit Maturity Schedule. The following table sets forth the amount and maturities of the Bank's time deposits at June 30, 1995.

                                  Amount Due
                 ---------------------------------------------
   Interest      Less than  1 to 2   2 to 3   After
     Rate         1 Year     Years    Years  3 Years   Total
- ---------------  ---------  -------  ------  -------  --------
                                 (In thousands)
 2.01 - 4.00%     $ 16,912  $     6  $  ---   $1,059  $ 17,977
 4.01 - 6.00%       98,508    7,071     626      ---   106,205
 6.01 - 8.00%       44,667    9,292   6,139      ---    60,098
                  --------  -------  ------  -------  --------
                  $160,087  $16,369  $6,765   $1,059  $184,280
                  ========  =======  ======  =======  ========

       Time Deposits of $100,000 or Greater. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1995.

                                   Certificates
                                        of
    Maturity Period                  Deposit
    ---------------               --------------
                                  (In thousands)
Three months or less.............       $11,183
Over three through six months....         9,539
Over six through twelve months...         4,948
Over twelve months...............         2,988
                                        -------
    Total........................       $28,658
                                        =======

       Deposit Flow. The following table sets forth the change in dollar amount of deposits in the various types of deposit programs offered by the Bank between the dates indicated.

                            Balance at      % of      Increase    Balance at      % of      Increase    Balance at      % of
                           June 30, 1995  Deposits   (Decrease)  June 30, 1994  Deposits   (Decrease)  June 30, 1993  Deposits
                           -------------  ---------  ----------  -------------  ---------  ----------  -------------  ---------
                                                                  (Dollars in thousands)

NOW checking accounts.....      $ 25,539      9.00%   $ (1,132)       $ 26,671      9.63%    $  (605)       $ 27,276     10.69%
Jumbo certificates........         3,476      1.22       3,476              --        --          --              --        --
Super NOW checking........        12,636      4.45        (387)         13,023      4.70      (1,475)         14,498      5.68
 accounts
Passbook..................        35,589     12.54      (9,832)         45,421     16.40      (6,501)         51,922     20.36
Money market deposit......        25,686      9.05     (13,264)         38,950     14.07        (954)         39,904     15.64
 accounts
IRA accounts..............        25,542      9.00       1,054          24,488      8.84         (61)         24,549      9.62
Certificates of deposit...       155,441     54.75      27,094         128,347     46.36      31,421          96,926     38.01
                                --------    ------    --------        --------    ------     -------        --------    ------
                                $283,909    100.00%   $  7,009        $276,900    100.00%    $21,825        $255,075    100.00%
                                ========    ======    ========        ========    ======     =======        ========    ======

  Average Deposit Balances and Rates

       The following table sets forth certain information concerning the average month end balances and interest rates for the Bank's deposit accounts by type of deposit for the periods indicated.

                                                Year Ended June 30,
                                 -------------------------------------------------
                                       1995             1994             1993
                                 ---------------  ---------------  ---------------
                                 Average          Average          Average
                                 Balance   Rate   Balance   Rate   Balance   Rate
                                 --------  -----  --------  -----  --------  -----
                                            (Dollars in thousands)
Non interest bearing accounts..  $  2,472   ---%  $  2,514   ---%  $  2,840   ---%
Interest-bearing transaction
  accounts.....................    70,283  1.90     78,817  2.11     77,124  2.93
Savings accounts...............    40,061  2.53     48,734  2.53     55,254  3.09
Time deposits..................   164,195  4.88    133,216  3.97    115,625  4.41
                                 --------         --------         --------
                                 $277,011  3.74   $263,281  3.11   $250,843  3.61
                                 ========         ========         ========

       Deposit Activity. The following table sets forth the deposit activities of the Bank for the periods indicated.

                                                    Year Ended June 30,
                                               ------------------------------
                                                 1995       1994      1993
                                               ---------  --------  ---------
                                                       (In thousands)
Deposits.....................................  $661,696   $684,968  $638,076
Withdrawals..................................   664,007    670,514   646,655
                                               --------   --------  --------
  Net increase (decrease)
   before interest credited..................    (2,311)    14,454    (8,579)
Interest credited............................     9,320      7,371     8,316
                                               --------   --------  --------
Net increase (decrease) in savings deposits..  $  7,009   $ 21,825  $   (263)
                                               ========   ========  ========

       Borrowings. Savings deposits are the primary source of funds of Northbay Savings' lending and investment activities and for its general business purposes. If the need arises, the Bank may rely upon advances from the FHLB of San Francisco to supplement its supply of lendable funds. Advances from the FHLB typically are secured by the Bank's stock in the FHLB and a portion of the Bank's first mortgage loans. At June 30, 1995, the Bank had $60.0 million of advances from the FHLB of San Francisco, including $3.6 million of fixed-rate Community Investment Program ("CIP") advances, which are lower rate bearing advances allocated for specific low income housing projects. The increase in FHLB of San Francisco advances was attributable to the Bank's policy of funding loans through FHLB advances when necessary rather than pursuing growth in the loan portfolio with higher rate paying retail deposits. This strategy has contributed to the Bank's ability to maintain a low cost of funds. The following table sets forth the year of maturity and weighted average interest rate for all FHLB advances outstanding at June 30, 1995.


      Year of                 Weighted Average   Principal
      Maturity                 Interest Rate      Balance
      --------                ----------------   ---------
                                               (In thousands)

1995....................            6.54%          $37,300
1996....................            6.73            17,385
1998....................            6.10             1,000
1999....................            6.30             1,000
2000....................            9.20               357
2001....................            8.61               670
2002....................            7.99                93
2003....................            6.33                88
2004....................            7.60             1,387
2009....................            7.77               650
2014....................            7.90               106
                                                   -------
                                                   $60,036
                                                   =======

Weighted average
 interest rate at
 the dates indicated
 above..................            6.66%


       The FHLB functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, Northbay Savings is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an association's net worth or on the FHLB's assessment of the association's creditworthiness. Under its current credit policies, the FHLB limits advances to 30% of a member's assets and, consequently, the Bank has an unused credit line at the FHLB of San Francisco of approximately $57 million at June 30, 1995.

       In addition to the FHLB advances noted above, at June 30, 1995, the Bank had the following borrowings outstanding: $742,000 in short term banking controlled disbursement accounts, $7.8 million in reverse repurchase agreements and $603,000 in retail repurchase agreements which are secured by mortgage-backed securities, and the Corporation had $188,000 of a ten-year employee stock ownership plan loan. Under the reverse repurchase agreements, the Bank has sold U.S. Government and mortgage-backed securities, and is obligated to repurchase the securities at some time in the future (which period not exceed 270 days under agreements as of June 30, 1995).

       For further information concerning the Bank's borrowings, see Notes 8 and 9 of the Notes to Consolidated Financial Statements.

       The following table sets forth certain information regarding short-term borrowings by the Bank at the dates and during the periods indicated:

                                                  June 30,
                                        ----------------------------
                                          1995      1994      1993
                                        --------  --------  --------
  Weighted average rate paid on:
    Short-term borrowings.............     1.02%      .58%      .83%
    FHLB advances.....................     6.66      4.82      4.03
    Securities sold under agreement
     to repurchase....................     6.38       ---       ---


                                           Years Ended June 30,
                                        ---------------------------
                                          1995      1994      1993
                                        -------   -------   -------
                                           (Dollars in thousands)
Maximum amount of borrowings
 outstanding at any month end:
  Short-term borrowings...............  $ 3,610   $ 3,688   $ 5,339
  FHLB advances.......................   81,142    47,695    21,417
  Securities sold under agreement to
   repurchase.........................    7,800       ---       ---

Approximate average short-term
  borrowings outstanding:
  Short-term borrowings...............  $ 2,113   $ 2,784   $ 2,959
  FHLB advances.......................   68,845    26,078    12,301
  Securities sold under agreement
   to repurchase......................    1,825       ---       ---

Approximate weighted average rate/(1)/:
  Short-term borrowings...............     1.27%      .73%     0.87%
  FHLB advances.......................     6.04      4.25      4.34
  Securities sold under agreement
   to repurchase......................     6.39       ---       ---
- ---------

  (1)  Based on average month end balances.

  Competition

       The Bank encounters strong competition both in the attraction of deposits and in the making of real estate and other loans. Its most direct competition for deposits has historically come from commercial banks and other savings and loan institutions in its market area. The Bank competes for savings by offering depositors a high level of personal service together with a wide range of savings accounts, checking accounts, convenient office locations, drive up facilities, automatic teller machines and other various financial services.

       The competition for real estate and other loans comes principally from savings institutions, commercial banks and mortgage banking companies. This competition for loans has increased substantially in recent years due to the large number of institutions choosing to compete in its market area.

       The Bank competes for loans primarily through the interest rates and loan fees it charges, and the efficiency and quality of services it provides borrowers, real estate brokers and builders. Factors which affect competition include the general and local economic conditions, current interest rate levels and volatility in the mortgage markets. There are six savings and loan associations and eight commercial banks headquartered in the Bank's market area. Based on its asset size as of June 30, 1995, the Bank is the fifth largest of these financial institutions based in the market area. The other financial institutions in the Bank's market area are branches of statewide organizations and rank above the Bank in terms of aggregate asset size.

  Personnel

       As of June 30, 1995, the Corporation, including its subsidiaries, had 111 full-time employees and 12 part-time employees. The employees are not represented by a collective bargaining unit. The Corporation believes its relationship with its employees to be good.

                                   REGULATION

  General

       Northbay Savings is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of San Francisco and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of Northbay Savings, the Corporation also is subject to federal regulation and oversight. The purpose of the regulation of the Corporation and other holding companies is to protect subsidiary savings associations. Northbay Savings is a member of the SAIF and the deposits of the Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

       Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

  Federal Regulation of Savings Associations

       The OTS has extensive authority over the operations of savings associations. As part of this authority, Northbay Savings is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS and FDIC examina tions of the Bank were as of December 31, 1994 and March 31, 1990, respectively. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets. The Bank's OTS assessment for the fiscal year ended June 30, 1995, was $89,000.

       The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Corporation. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

       In addition, the investment, lending and branching authority of Northbay Savings is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

       The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1995, the Bank's lending limit under this restriction was $5.03 million. The Bank did not have any lending relationships in excess of this limit.

       The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on certain matters including loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OTS and the other federal banking agencies have also proposed additional guidelines on asset quality. No assurance can be given as to the final form of the proposed regulations or the effect of such regulations on the Bank.

  Insurance of Accounts and Regulation by the FDIC

       Northbay Savings is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

       The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, ranging from .23% to .31% of deposits, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

       The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC also may impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

       As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the Bank Insurance Fund (the "BIF") of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. The FDIC has revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits in anticipation of the BIF achieving its statutory reserve ratio. As a result, such institutions generally will pay lower insurance premiums than SAIF insured institutions. The revisions became effective in the third quarter of 1995.

       The SAIF is not expected to attain the designated reserve ratio until the year 2002 due to the shrinking deposit base for SAIF assessments and the requirement that SAIF premiums be used to make the interest payments on bonds issued by the Financing Corporation ("FICO") in order to finance the costs of resolving thrift failures in the 1980s. As a result, SAIF insured members will generally be subject to higher deposit insurance premiums than banks until, all things being equal, the SAIF attains the required reserve ratio.

       The effect of this potential disparity on Northbay Savings and other SAIF members is uncertain at this time. It may have the effect of permitting BIF-insured banks to offer loan and deposit products on more attractive terms than SAIF members due to the cost savings achieved through lower deposit premiums, thereby placing SAIF members at a competitive disadvantage. No assurance can be given as to whether or in what form the FDIC proposal will be adopted. A number of proposals are being considered to recapitalize the SAIF in order to eliminate this disparity. One plan currently being considered by the Treasury Department, the FDIC, the OTS and the Congress provides for a one time assessment of .85% to .90% to be imposed on all deposits assessed at SAIF rates as of March 31, 1995, including those held by commercial banks, and for BIF deposit insurance premiums to be used to pay the FICO bond interest on a pro rata basis together with SAIF premiums. The BIF and SAIF would be merged into one fund as soon as practicable, but no later than January 1, 1998.
  There can be no assurance that any particular proposal will be implemented or that premiums for either BIF or SAIF members will not be adjusted in the future by the FDIC or by legislative action.

  Regulatory Capital Requirements

       Federally insured savings associations, such as Northbay Savings, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

       The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 1995, the Bank had intangible assets in the form of a premium paid to acquire deposits of another institution of $74,000.

       The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. The Bank's subsidiary is an includable subsidiary.

       At June 30, 1995, the Bank had tangible capital of $33.6 million, or 8.58% of adjusted total assets, which is approximately $27.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

       The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio.

       At June 30, 1995, the Bank had core capital equal to $33.6 million, or 8.60% of adjusted total assets, which is $21.9 million above the minimum leverage ratio requirement of 3% as in effect on that date.

       The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 1995, the Bank had no capital instruments that qualify as supplementary capital and $2.1 million of general loss reserves, which was less than 1.25% of risk-weighted assets.

       Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Northbay Savings had no such exclusions from capital and assets at June 30, 1995.

       In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

       The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise. Based upon the Bank's level of adjustable rate loans, shorter term assets and strong level of regulatory capital, management does not expect the Bank's interest rate risk component to have a material impact on the Bank's regulatory capital level or its compliance with regulatory capital requirements.

       On June 30, 1995, the Bank had total capital of $35.7 million (including $33.6 million in core capital and $2.1 million in qualifying supplementary capital) and risk-weighted assets of $245 million (including $16.5 million in converted off-balance sheet assets); or total capital of 14.56% of risk-weighted assets. This amount was $16.1 million above the 8% requirement in effect on that date.

       The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. Any undercapitalized association is also subject to the general enforcement authority of the OTS or the FDIC, including the appointment of a receiver or conservator. As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements. The OTS is also authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

       Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

       The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

       The imposition by the OTS or the FDIC of any of these measures on Northbay Savings may have a substantial adverse effect on the Bank's operations and profitability. Corporation stockholders do not have preemptive rights, and therefore, if the Corporation is directed by the OTS or the FDIC to issue additional shares of common stock, such issuance may result in the dilution in the percentage of ownership of the Corporation.

  Limitations on Dividends and Other Capital Distributions

       OTS regulations impose various restrictions or requirements on associations with respect to their ability to pay dividends or make other distributions of capital. OTS regulations prohibit an association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

       The OTS utilizes a three-tiered approach to permit associations, based on their capital level and supervisory condition, to make capital distributions which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account (see "--Regulatory Capital Requirements").

       Generally, Tier 1 associations, which are associations that before and after the proposed distribution meet their fully phased-in capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. However, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination. The Bank meets the requirements for a Tier 1 association and has not been notified of a need for more than normal supervision. Tier 2 associations, which are associations that before and after the proposed distribution meet their current minimum capital requirements, may make capital distributions of up to 75% of net income over the most recent four quarter period.

       Tier 3 associations (which are associations that do not meet current minimum capital requirements) that propose to make any capital distribution and Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must obtain OTS approval prior to making such distribution. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. As a subsidiary of the Corporation, the Bank is required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "- Regulatory Capital Requirements."

       The OTS has proposed regulations that would revise the current capital distribution restrictions. The proposal eliminates the current tiered structure and the safe-harbor percentage limitations. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not in troubled condition (as defined by regulation) and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

       At the time of Northbay Savings' conversion from the mutual to the stock form of organization, the Bank entered into a dividend limitation agreement with the OTS which provides that the Bank may pay dividends of up to 100% of cumulative net income, less dividends paid for the previous eight quarters, if the Bank meets its fully phased-in capital requirements. If the Bank does not meet its fully phased-in capital requirements, its dividends to the Corporation would be limited to 50% of net income, less dividends paid for the previous eight quarters. This requirement has not had a material adverse effect on the Bank's dividend practices and management does not expect this requirement to have any such effect on the Bank's dividend practices in the future. See Note 16 to Notes to Consolidated Financial Statements.

  Liquidity

       All savings associations, including Northbay Savings, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Corporation's Annual Report to Stockholders. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required minimum liquid asset ratio is 5%.

       In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings.
  Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At June 30, 1995, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 6.40% and a short-term liquid assets ratio of 3.68%.

  Accounting

       An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Bank is in compliance with these amended rules.

       The OTS has adopted an amendment to its accounting regulations, which may be made more stringent then GAAP by the OTS, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

  Qualified Thrift Lender Test

       All savings associations, including Northbay Savings, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At June 30, 1995, the Bank met the test and has always met the test since its effectiveness.

       Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

  Community Reinvestment Act

       Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of Northbay Savings, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

       The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was last examined by the OTS for CRA compliance in January 1995 and received a rating of outstanding.

  Transactions with Affiliates

       Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to affiliates, are restricted to a percentage of the association's capital. Affiliates of Northbay Savings include the Corporation and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Bank's subsidiary is not deemed an affiliate, however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

       Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

  Holding Company Regulation

       The Corporation is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Corporation is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Corporation and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

       As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions. If the Corporation acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Corporation and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

       If the Bank fails the QTL test, the Corporation must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Corporation must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

       The Corporation must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

  Federal Securities Law

       The stock of the Corporation is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Corporation is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

       Corporation stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Corporation may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Corporation meets specified current public information requirements, each affiliate of the Corporation is able to sell in the public market, without registration, a limited number of shares in any three-month period.

  Federal Reserve System

       The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1995, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "--Liquidity."

       Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

  Federal Home Loan Bank System

       Northbay Savings is a member of the FHLB of San Francisco, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

       As a member, the Bank is required to purchase and maintain stock in the FHLB of San Francisco. At June 30, 1995, the Bank had $3.29 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five fiscal years ended June 30, such dividends have averaged 4.40% and were 4.91% for the fiscal year ended June 30, 1995.

       Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

       For the fiscal year ended June 30, 1995, dividends paid by the FHLB of San Francisco to the Bank totaled $170,000 which constitute an $80,000 increase over the amount of dividends received in fiscal year 1994. The $45,000 dividend received for the quarter ended June 30, 1995 reflects an annualized rate of 4.74%, or .46% above the rate for the fiscal year ended June 30, 1995.

  Federal and State Taxation

       Savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election).

       Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

       The percentage of specially computed taxable income that is used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") is 8%. The percentage bad debt deduction thus computed is reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permits qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction).

       If an association's specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations) constitute less than 60% of its total assets, the association may not deduct any addition to a bad debt reserve and generally must include existing reserves in income over a four year period. No representation can be made as to whether the Bank will meet the 60% test for subsequent taxable years.

       Under the percentage of taxable income method, the percentage bad debt deduction cannot exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equals the amount by which 12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. At June 30, 1995, the 6% and 12% limitations did not restrict the percentage bad debt deduction available to the Bank. It is not expected that these limitations would be a limiting factor in the foreseeable future.

       In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

       To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a stockholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).

       The Corporation files consolidated federal income tax and combined California franchise tax returns with the Bank and its subsidiary. Savings associations, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

       The consolidated federal income tax returns for years ended June 30, 1989, 1990 and 1991 were examined by the Internal Revenue Service. The exam was finalized in September 1994 and resulted in no adjustments to taxable income for any of the years under examination. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Bank) would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank and its consolidated subsidiary.

       State Income Taxation. For the most part, except for bad debt deductions, California conformed its tax laws to the federal income tax law adopted by the Tax Reform Act of 1986. The following is a summary of some of the key provisions of the California law effected by conforming legislation.


       1. In general, one half of the Net Operating Losses incurred after 1986 are permitted to be carried forward for 5 years. California Net Operating Loss Carryforwards may not be utilized in 1991 and 1992 due to California Legislation.

       2. The add-on preference tax was repealed and replaced with an alternative minimum tax based on the federal structure.

       3. Most of the base broadening changes in the 1986 Act were followed, including the change to the accrual method of accounting.

       4. The tax rate for taxpayers other than banks and financial corporations was reduced to 9.3%.

       The California franchise tax applicable to savings institutions is a variable rate tax, computed under a formula that results in a rate higher than the rate applicable to non-financial corporations, because it reflects an amount "in lieu" of local personal property and business license taxes paid by such corporations (but not generally paid by banks or financial institutions such as the Bank). The tax rate for fiscal 1995 was 11.55%. The California alternative minimum tax rate is 9.25%.

       As a Delaware corporation, the Corporation is subject to an annual franchise tax based on the number of shares of common and preferred stock authorized under its Certificate of Incorporation.

       For information regarding federal and state taxes, see Note 10 of the Notes to Consolidated Financial Statements in the Corporation's Annual Report to Stockholders.

  Executive Officers of the Corporation

       The executive officers of the Corporation are as follows:

            Name              Age            Position
            ----              ---            --------

  Herold Mahoney               81  Chairman of the Board and
                                    President

  Alfred A. Alys               58  Executive Vice President and
                                    Chief Executive Officer

  Granville I. Stark           54  Senior Vice President

  Bertha Balfour               64  Senior Vice President

       Herold Mahoney is Chairman of the Board and President of the Corporation. Mr Mahoney is the President and 50% owner of Royal Petroleum Co., Petaluma, California, an independent petroleum products company.

       Alfred A. Alys is Executive Vice President and Chief Executive Officer of the Corporation. Mr. Alys joined the Bank in 1970 and served as Executive Vice President and Chief Executive Officer from July 1984 to October 1988. Since October 1988 he has served as President, Chief Executive Officer and Director of the Bank. Mr. Alys is a Director and Chairman of the Investment Committee of the Sonoma County Employee Retirement Association. He is a Director and Chairman of the Sonoma County Open Space Authority and is active in various other charitable and civic organizations.

       Granville I. Stark is Senior Vice President of Real Estate Loan Administration for Northbay Savings. Mr. Stark joined the Bank in 1975 and has served as Vice President of Real Estate Loans from July 1982 to July 1989. In July 1989, Mr. Stark was named as Senior Vice President of Northbay Savings. Mr. Stark is on the California League of Savings Institutions Secondary Market Committee and is active in various other charitable and civic organizations.

       Bertha Balfour is Senior Vice President of Savings and Branch Administration for Northbay Savings. Mrs. Balfour joined the Bank in 1970 and has served as Vice President of Savings and Branch Administration from July 1973 to July 1989. In July 1989, Mrs. Balfour was named as Senior Vice President of Northbay Savings. Mrs. Balfour is also active in local charitable organizations.

  Item 2.  Properties
  -------------------

  Properties

       The following table sets forth the location of the Bank's offices, as well as certain additional information relating to these offices as of June 30, 1995.


                                      Year    Approximate  Owned/    Lease      Value at
                                    Facility    Square     Leased  Expiration   June 30,
                                     Opened     Footage               Date     1995/(1)/
- -----------------------------------------------------------------------------------------
Main Banking Office:

20 Petaluma Boulevard South
Petaluma, CA 94952................      1974        9,009  Leased  12/20/2011  $  156,844

Branch Banking Offices:

531 Fifth Street, West
Sonoma, CA  95476.................      1992        2,100  Leased  12/31/1996      70,384

450 Center Street
Healdsburg, CA  95448.............      1974        3,082  Leased  12/20/2010      46,457

6301 State Farm Drive
Rohnert Park, CA  94928...........      1978        4,692  Leased  12/20/2010      60,874

6661 Front Street
Forestville, CA  95436............      1979        2,598  Owned           --     393,137

311 North McDowell Blvd.
Petaluma, CA  94953...............      1980        5,000  Leased  11/30/2014     538,244

1791 Marlow Road #1
Santa Rosa, CA  95403.............      1987        3,840  Leased  06/30/1999     115,202

888 Fourth Street
Santa Rosa, CA 95404..............      1994        3,500  Leased  02/14/2004     168,790

Administrative and Loan Offices:

1360 Redwood Way
Petaluma, CA  94954...............      1992       11,431  Leased  03/31/2002     717,813

1330 North Dutton Avenue
Santa Rosa, CA  95403.............      1993        4,740  Leased  06/30/1998     197,822

- -----------------------------------------------------------------------------------------

  /(1)/ Represents the net book value of land, building, furniture, fixtures and equipment owned by the Bank.

       The net book value of the Bank's investment in premises and equipment totaled $2.47 million at June 30, 1995. See Note 5 of Notes to Consolidated Financial Statements in the Annual Report to Stockholders.

  Item 3.  Legal Proceedings
  --------------------------

       The Corporation is not engaged in any legal proceedings of a material nature at the present time. There are various claims and law suits in which the Bank is periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

  Item 4.  Submission of Matters to a Vote of Security Holders
  ------------------------------------------------------------

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1995.


                                    Part II

  Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters
           -----------------------------------------------------

       The information contained under the section captioned "Stock Market Information" in the Annual Report to Stockholders for the Fiscal Year Ended June 30, 1995 (the "Annual Report") is incorporated herein by reference.

       In addition to other regulatory restrictions on payment of dividends by the Bank, federal regulations impose certain limitations on the payment of dividends and other capital distributions by Northbay Savings. Under the regulations, a savings association that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") generally is permitted, after notice, to make capital distributions during a calendar year in the amount equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceed its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 Association (as defined below). A savings institution with total capital in excess of current minimum capital ratio requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") generally is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income for the previous four quarters, less dividends already paid for such period.
  A savings institution that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. A Tier 1 Association that has been notified by the OTS that its is in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. Despite the above authority, the OTS may prohibit any savings institution from making a capital distribution that would otherwise be permitted by the regulation, if the OTS were to determine that the distribution constituted an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, which took effect on December 19, 1992, the Bank would be prohibited from making any capital distributions if, after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or
  (iii) a leverage ratio of less than 4.0%. See "Regulation -- Limitations on Dividends and Other Capital Distributions."

       At the time of Northbay Savings' conversion from the mutual to the stock form of organization, the Bank entered into a dividend limitation agreement with the OTS which provides that the Bank may pay dividends of up to 100% of cumulative net income, less dividends paid for the previous eight quarters, if the Bank meets its fully phased-in capital requirements. If the Bank does not meet its fully phased-in capital requirements, its dividends to the Corporation would be limited to 50% of net income, less dividends paid for the previous eight quarters. This requirement has not had a material adverse effect on the Bank's dividend practices and management does not expect this requirement to have any such effect on the Bank's dividend practices in the future. See "Regulation -- Limitations on Dividends and Other Capital Distributions" and Note 16 to Notes to Consolidated Financial Statements.

  Item 6.  Selected Financial Data
  --------------------------------

       The information contained in the table captioned "Selected Consolidated Financial Data" in the Annual Report is incorporated herein by reference.

  Item 7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations
  ----------------------------------------------------------

       The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

  Item 8. Financial Statement and Supplementary Data
  ---------------------------------------------------

       The financial statements listed in Item 14 herein are incorporated herein by reference.

  Item 9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure
  ---------------------------------------------------------

       Not applicable.

                                    Part III

  Item 10.  Directors and Executive Officers of the Registrant
  ------------------------------------------------------------

       The information contained under the section captioned "Proposal I -- Election of Directors" in the Corporation's definitive proxy statement for the Corporation's 1995 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

       The information contained in "Item 1. Business -- Executive Officers of the Corporation" is incorporated herein by reference.

       Pursuant to the Securities Exchange Act of 1934, the Corporation's officers and directors and persons who own more than ten percent of the Common Stock are required to file reports detailing their ownership and changes of ownership in the Common Stock with the SEC. Officers, directors and persons who own more than ten percent of the Common Stock are also required to furnish the Corporation with copies of all such ownership reports that are filed. Based solely on the Corporation's review of the copies of such ownership reports, or written representations from officers, directors and persons who own more than ten percent of the Common Stock that no annual report of change in beneficial ownership is required, the Corporation believes that during the fiscal year ended June 30, 1995 all of its officers, directors and stockholders owning in excess of ten percent of the Common Stock have complied with the required reporting requirements.

  Item 11.  Executive Compensation
  --------------------------------

       The information contained under the section captioned "Proposal I -- Election of Directors - Executive Compensation" in the Proxy Statement is incorporated herein by reference.

  Item 12.  Security Ownership of Certain Beneficial Owners and
           Management
  -------------------------------------------------------------

       (a) Security Ownership of Certain Beneficial Owners

           Information required by this item is incorporated herein by reference to the Section captioned "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

       (b) Security Ownership of Management

           Information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" of the Proxy Statement.

       (c) Management of the Corporation knows of no arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the registrant.

  Item 13.  Certain Relationships and Related Transactions
  --------------------------------------------------------

       The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors - Transactions with Management" of the Proxy Statement.


                                    Part IV

  Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K
  -----------------------------------------------------------------

       (a)  1.  Independent Auditors' Report

            Northbay Financial Corporation and Subsidiaries

            (a) Consolidated Statements of Financial
                Condition at June 30, 1995 and 1994

            (b) Consolidated Statements of Operations for
                the years ended June 30, 1995, 1994 and 1993

            (c) Consolidated Statements of Stockholders'
                Equity for the years ended June 30, 1995, 1994 and 1993

            (d) Consolidated Statements of Cash Flows for the
                years ended June 30, 1995, 1994 and 1993

            (e) Notes to Consolidated Financial Statements

       2. All schedules have been omitted as the required information is either inapplicable or included in this Form 10-K, the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

       3.   Exhibits

            3.1 Certificate of Incorporation (Incorporated by reference to the Registrant's Form S-1 Registration Statement, No. 33-26172)

            3.2 Bylaws (Incorporated by reference to the Registrant's Form S-1 Registration Statement, No. 33-26172)

            10.1 Stock Option and Incentive Plan (Incorporated by reference to the Registrant's Form S-1 Registration Statement, No. 33-26172)

            10.2 Salary Continuation Agreement between Northbay Savings and Alfred A. Alys (Incorporated by reference to the Registrant's Form S-1 Registration Statement No. 33-26172)

            10.3 Employment Agreement between the Registrant and Alfred A. Alys (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994)

            10.4 Employment Agreement between Northbay Savings and Alfred A. Alys (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994)

            10.5 Severance Agreement between Northbay Savings and Granville I. Starke

            10.6  Severance Agreement between Northbay Savings and Bertha
                  Balfour

            13 Portions of Annual Report to Stockholders for Fiscal Year Ended June 30, 1995

            21    Subsidiaries of the Registrant

            23    Consent of Independent Accountants

            27    Financial Data Schedule

     (b) No reports on Form 8-K dated were filed during the last quarter of the fiscal year covered by this report.

     (c)    All required exhibits are filed as attached.

     (d)    No financial statement schedules are required.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NORTHBAY FINANCIAL CORPORATION

  Date:  September 27, 1995       By: /s/ Alfred A. Alys
                                     ------------------------------
                                     Alfred A. Alys, Executive Vice
                                     President and Chief Executive
                                     Officer
                                     (Duly Authorized Representative)

       Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signatures                                 Dated
   ----------                                 -----

  /s/ Alfred A. Alys                       September 27, 1995
  -----------------------------------
  Alfred A. Alys
  Principal Executive Officer and
  Director

  /s/ Greg Jahn                            September 27, 1995
  -----------------------------------
  Greg Jahn
  Principal Financial and
  Accounting Officer

  /s/ Victor L. DeCarli                    September 27, 1995
  -----------------------------------
  Victor L. DeCarli
  Director

  /s/ Herold Mahoney                       September 27, 1995
  -----------------------------------
  Herold Mahoney
  Director

  /s/ Raymond Nizibian                     September 27, 1995
  -----------------------------------
  Raymond Nizibian, D.D.S.
  Director

  /s/ Donald P. Ramatici                   September 27, 1995
  -----------------------------------
  Donald P. Ramatici
  Director

  /s/ Martin A. Stinar                     September 27, 1995
  -----------------------------------
  Martin A. Stinar
  Director

   Signatures                                 Dated
   ----------                                 -----

  /s/ Eugene W. Traverso                   September 27, 1995
  -----------------------------------
  Eugene W. Traverso
  Director

                               INDEX TO EXHIBITS



    3.1 Certificate of Incorporation (Incorporated by reference to the Registrant's Form S-1
           Registration Statement, No. 33-26172)

    3.2    Bylaws (Incorporated by reference to the Registrant's
           Form S-1 Registration Statement, No. 33-26172)

    10.1 Stock Option and Incentive Plan (Incorporated by reference to the Registrant's Form S-1
           Registration Statement, No. 33-26172)

    10.2   Salary Continuation Agreement between Northbay
           Savings and Alfred A. Alys (Incorporated by reference to the Registrant's Form S-1
           Registration Statement No. 33-26172)

    10.3 Employment Agreement between the Registrant and Alfred A. Alys (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994)

    10.4 Employment Agreement between Northbay Savings and Alfred A. Alys (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994)

    10.5   Severance Agreement between Northbay Savings and Granville I. Starke

    10.6   Severance Agreement between Northbay Savings and Bertha Balfour

    13 Portions of Annual Report to Stockholders for Fiscal Year Ended June 30, 1995

    21     Subsidiaries of the Registrant

    23     Consent of Independent Accountants

    27     Financial Data Schedule