Form 10-Q
period 1995-09-30
NORTHBAY FINANCIAL CORP
filed 1995-11-13
CIK 844162

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10 - Q

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OTHER SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1995.

                                       OR

/   /        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from        to
                                            ------    -------

                         Commission file number 1-10203

                          NORTHBAY FINANCIAL CORPORATION
                HOLDING COMPANY FOR NORTHBAY SAVINGS BANK, F.S.B.
              (Exact name of registrant as specified in its charter)

               Delaware                               68-02085083
               ----------------------------         ------------------
               (State or other jurisdiction         (I.R.S. Employer
               of incorporation or organization)     Identification No.)


                 1360 Redwood Way, Petaluma, California  94954
               -------------------------------------------------------
               (Address of principal executive offices)      (Zip Code)

               Registrant's telephone number, including area code (707) 792-7409

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

                Yes x  No

               Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                     Class                 Outstanding at September 30, 1995
             ----------------------        ----------------------------------
             Common Stock, Par Value $.10         2,750,522 Shares

                                     INDEX
                         NORTHBAY FINANCIAL CORPORATION
                (HOLDING COMPANY FOR NORTHBAY SAVINGS BANK, FSB)


PART I.     FINANCIAL INFORMATION


Item 1.     Financial Statements to Northbay Financial
            Corporation and Subsidiary (Unaudited):


            Consolidated Statements of Financial Condition

            Consolidated Statements of Operations

            Consolidated Statements of Cash Flows

            Notes to Consolidated Financial Statements


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


PART II.    OTHER INFORMATION

            Other Information

            Signatures

NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition

                                                            September    June
                                                             30, 1995    30, 1995
In Thousands                                               (Unaudited)
-------------------------------------------------------------------------------
Assets
Cash, including noninterest-bearing deposits of $6,666
  and $7,303                                                   $7,227   $7,816
Overnight federal funds                                             -      425
Certificates of deposit                                         1,361    1,444
Investment securities held to maturity (market value:
  $13,444 and $12,427)                                          3,504   12,526
Investment securities available for sale (net of
  valuation adjustments of:($46) and ($51)                      3,495    2,887
Mortgage-backed securities held to maturity
  (market value: $2,786 and $1,647)                             2,815    1,672
Mortgage-backed securities available for sale (net of
  valuation adjustment of: $108 and $90)                       11,621    8,441
Loans receivable (net of allowance of $2,353 and $2,232)      343,270  343,853
Interest receivable:
  Loans                                                         2,174    2,067
  Mortgage-backed securities                                       70       56
  Investments                                                     355      281
Office property, equipment, and leasehold improvements, net     2,380    2,474
Real estate acquired through settlement of loans, net           1,440    1,556
Stock of Federal Home Loan Bank of San Francisco, at cost       3,333    3,291
Deferred premiums on loans sold                                    49       51
Prepaid expenses and other assets                               2,155    2,218
-------------------------------------------------------------------------------
                                                             $395,249 $391,058
===============================================================================

Liabilities and Stockholders' Equity
Savings accounts                                              282,916  283,909
Advances from the Federal Home Loan Bank                       61,636   60,036
Other borrowings                                               11,869    9,332
Other liabilities and accrued expenses                          2,664    1,989
Deferred income taxes                                             864      653
Deferred gain on sale of buildings                                552      561
-------------------------------------------------------------------------------
                                                              360,501  356,480
===============================================================================

Stockholders' equity:
  Common stock (par value $.10 per share, 4,000,000
    shares authorized and issued; 2,750,522 and
    2,741,123 shares outstanding)                                 275      275
  Additional paid-in capital                                   20,849   20,849
  Retained earnings - substantially restricted                 13,762   13,619
Debt incurred by ESOP                                           (175)    (188)
Unrealized gain (loss) on  securities available for sale           37       23
-------------------------------------------------------------------------------
                                                               34,748   34,578
                                                             $395,249 $391,058
===============================================================================

See accompanying notes to consolidated financial statements.

Northbay Financial Corporation and Subsidiary
Consolidated Statements of Operations (Unaudited)

                                                Three Months      Three Months
                                                    Ended             Ended
                                                September 30,     September 30,
                                                -------------------------------
(In Thousands Except Per Share Amounts)         1995             1994
-------------------------------------------------------------------------------
Interest income
  Loans                                             6,521             5,945
  Mortgage-backed securities                          200               134
  Interest and dividends on investments               366               244
-------------------------------------------------------------------------------
Total interest income                               7,087             6,323
-------------------------------------------------------------------------------
Interest expense
  Savings accounts                                  3,161             2,172
  Advances and other borrowings                     1,145               757
-------------------------------------------------------------------------------
Total interest expense                              4,306             2,929
-------------------------------------------------------------------------------
Net interest income                                 2,781             3,394
Provision for loan losses                             120               127
-------------------------------------------------------------------------------
Net interest income after provision for loan
  losses                                            2,661             3,267
-------------------------------------------------------------------------------
Noninterest income
  Service charges                                     205               187
  Gain on sale of loans and mortgage-backed
    securities, net                                     -                 -
  Write down deferred servicing premiums                -               (2)
  Loss from real estate acquired in settlement
    of loans                                          (7)              (48)
  Gain on sale of investment securities held
    for sale                                            -                 -
  Other                                                56                59
-------------------------------------------------------------------------------
Total noninterest income                              254               196
-------------------------------------------------------------------------------
Noninterest expense
  Compensation and benefits                         1,066             1,107
  Occupancy                                           314               308
  Depreciation & amortization                         106               112
  Data processing                                     148               140
  Advertising and supplies                             59                74
  Federal Deposit Insurance Corporation premiums      161               155
  Other                                               348               408
-------------------------------------------------------------------------------
Total noninterest expense                           2,202             2,304
-------------------------------------------------------------------------------
  Income before taxes and cumulative effect of
    change in accounting principle                    713             1,159
Income tax expense                                    267               447
-------------------------------------------------------------------------------
  Income before cumulative effect of change
    in accounting principle                           446               712
Cumulative effect of change in accounting
   principle for income taxes                           -                 -
-------------------------------------------------------------------------------
Net income                                           $446              $712
===============================================================================


                                                 Three Months     Three Months
                                                     Ended            Ended
                                                 September 30,    September 30,
                                                 -------------    --------------
(In Thousands Except Per Share Amounts)          1995             1994
-------------------------------------------------------------------------------
Primary earnings per share
  Before cumulative effect of accounting change     $0.15             $0.24
  Cumulative effect of accounting change                -                 -
  Net Income                                        $0.15             $0.24
-------------------------------------------------------------------------------
Fully diluted                                       $0.15             $0.24
===============================================================================

See accompanying notes to consolidated financial statements.

NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statement of Cash Flows (Unaudited)

                                                                   Three months
                                                                  ended September,
(In Thousand)                                                     1995      1994
----------------------------------------------------------------------------------
Net cash flows from operating activities:
  Net income                                                      $446       $712
  Adjustments to reconcile net income to net cash
    Depreciation and amortization                                   105       112
    Amortization of:
      Deferred premiums                                               2         1
      Deferred loan fees                                           (167)     (461)
      Deferred gain on sale/leaseback of buildings                   (8)       (8)
      Other                                                          (3)       19
    Provision for loan loss                                         120       127
    Loss from real estate activities                                  7        34
    Increase in income taxes payable and deferred                   266       447
    (Increase) in accrued interest receivable                      (196)      (85)
    Increase (Decrease) in other liabilities and accrued
      expenses                                                      636      (377)
    Decrease (increase) in prepaid and other assets                  63      (515)
    Write down deferred servicing premium                             -         2
    Long-term loans originated as held for sale                       -      (619)
    Proceeds from sales of loans held for sale                        -       619
    Investment securities purchased as held for sale               (602)       (1)
    Mortgage backed securities purchased as available for
      sale                                                       (3,476)   (1,052)
    Proceeds from sales of investment securities held for
      sale                                                            -         -
    FHLB stock dividend                                             (42)      (32)
    Other                                                            23         1
----------------------------------------------------------------------------------
Net cash (used in), provided by operating activities             (2,726)   (1,076)
----------------------------------------------------------------------------------

Net cash flows from investing activities:

    Principal payments on loans                                 14,615     32,737
    Principal payments on mortgage backed securities               248        532
    Long-term loans originated as held to maturity             (13,630)   (51,042)
    Long-term loans purchased as held to maturity                 (242)        (1)
    Net (increase) decrease in short-term loans                   (262)       213
    Maturities of investment securities held to maturity         1,582        580
    Purchases of mortgage-backed securities held to maturity    (1,227)    (1,189)
    Purchases of investment securities held to maturity         (2,473)    (1,189)
    Purchases of premises and equipment                            (11)       (41)
    Purchase of FHLB stock                                           -     (1,400)
    Proceed from sale of real estate received in settlement
      of loans                                                     271        284
----------------------------------------------------------------------------------
Net cash used in investing activities                           (1,129)   (20,516)
----------------------------------------------------------------------------------

Cash flows provided from financing activities:
    Dividends paid on common stock                                (303)      (251)
    Net (decrease) increase in savings accounts                   (993)    (3,219)
    Net increase in short-term borrowings                        4,137     26,777
----------------------------------------------------------------------------------
Net cash provided by financing activities                        2,841     23,307
----------------------------------------------------------------------------------

NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statement of Cash Flows (Unaudited)

                                                                 Three months
                                                                ended September,
(In Thousand)                                                   1995      1994
----------------------------------------------------------------------------------
Increase in cash and cash equivalents                           (1,014)     1,715
Cash and cash equivalents at beginning of year                    8,241     7,255
----------------------------------------------------------------------------------
Cash and cash equivalents at end of period                       $7,227    $8,970
==================================================================================

Supplemental disclosures of cash flow information:
  Noncash investing in financing activities:
    Real estate acquired in settlement of loans                    $161      $640
  Cash paid during the year for:
    Income taxes                                                    $25        $0
    Interest on deposits                                         $3,172    $2,183

See accompanying notes to consolidated financial statements.

                 NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1995


Note 1 - Basis of Presentation

In the opinion of Northbay Financial Corporation (the "Corporation") the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Corporation's consolidated financial condition, the results of its operations and its cash flows.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of financial condition, results of operations and statements of cash flows in conformity with generally accepted accounting principles. When necessary, reclassifications have been made to prior period balances to conform to current period presentation. The results of operations for the three month period ended September 30, 1995, are not necessarily indicative of the results to be expected for the fiscal year.

Earnings per share and shares outstanding have been adjusted in all periods to reflect a 10%stock dividend effective January 29, 1993, a 10% stock dividend effective June 24, 1994, and a 20% stock split accounted for as a dividend declared September 30, 1994, payable October 28, 1994.

Note 2 - Change in Accounting Principal - Income Taxes

On February 10, 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 109, entitled Accounting for Income Taxes. This statement supersedes SFAS 96 and changes the criteria for recognition and measurement of deferred tax assets and various other requirements of SFAS 96 and reduces its complexity. Under SFAS 109 deferred tax liabilities are recognized on all taxable temporary differences, and deferred tax assets are recognized on all deductible temporary differences, operating loss and tax credit carry-forwards. Valuation allowances are recognized to reduce deferred tax assets if it is determined to be "more likely than not" that all or some portion of the potential deferred tax assets will not be realized. Other significant changes made by SFAS 109 include:(1) the comprehensive scheduling of temporary differences required by SFAS 96 will not be required; (2) a deferred tax asset may be recognized for the financial statement general valuation allowance for loans and real estate owned, while a deferred tax liability must be recognized for that portion of the tax bad debt reserve exceeding the "base year" reserves; (3) tax-planning strategies must be prudent and feasible, and; (4) tax benefits recognized as a result of all tax planning strategies should be net of any expenses or losses.

The cumulative effect to July 1, 1993 of adopting SFAS 109, which resulted in a cumulative tax benefit of $220,000 to the Corporation, has been shown as a separate item in the accompanying statement of operations for the six months ended June 30, 1994. The adoption of this accounting method did not have a material impact on income tax expense and net income before the cumulative effect of adopting SFAS 109 for 1994 over the amount that would have been recorded under SFAS 96.

                 NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1995


Temporary differences between the financial statement carrying amounts and the tax base of assets and liabilities that give rise to significant portions of deferred tax liability at September 30, 1995 relate to the following:

                                                       09/30/95
                                                       --------
Deferred tax assets:
Book allowance for loan losses
  in excess of tax                                      430,807
Gain on sale of building                                229,821
Deferred Compensation                                    99,676
California Franchise Tax                                 33,408
Other                                                     5,065
                                                      ---------
Deferred tax assets                                     798,777
Less valuation allowance                                      0
                                                      ---------
  Net Deferred Tax Assets                               798,777

Deferred tax liabilities:
Loan fees deferred for tax purposes                   1,010,368
FHLB dividends                                          199,314
Tax depreciation in excess of book                      166,375
Other                                                    87,804
                                                      ---------
  Net Deferred Tax Liabilities                        1,463,861

Net deferred taxes                                      665,084
                                                     ==========

The following is a summary of deferred taxes under SFAS 109:

                                  Deferred    Valuation    Deferred   Net
                                  Tax Asset   Allowance    Tax liab   Total
                                  ---------   ---------    --------   ---------
Balance at September 30, 1995      798,777        ---      1,463,861    665,084

Note 3 - Capital

In accordance with Statement of Financial Accounting Standard (SFAS) 115, which the Bank adopted on June 30, 1994, securities classified as available-for-sale are carried at fair market value with the net unrealized gain or loss recorded in equity. The net unrealized gain at September 30, 1995 approximately was $37 thousand compared to a net unrealized gain of approximately $23 thousand at June 30, 1995.

                  NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1995

Financial Condition
-------------------

For the first time in nearly three years the Federal Reserve Bank (FRB), signaled a shift in the direction of interest rates with an easing of the Federal Funds rate on July 2, 1995 from 6% to 5.75%. Beginning with the quarter ended March 31, 1995, we have now experienced three consecutive quarters of stable or declining interest rates. During the period from December 31, 1994 to September 30, 1995, we have experienced a decline in rates, with maturities of one year and greater of approximately 150 basis points. For example, interest rates on the one year treasury note declined from 7.18% at December 31, 1994 to 5.72% at September 30, 1995.

The positive impact of this generally declining interest rate environment is beginning to become evident in the Banks operating results in the form of a growing net interest rate spread and growth of net interest income between the quarters ended March 31, 1995 and September 30, 1995. Just as the
Bank suffered a declining net interest rate spread during a period of rapidly rising rates as a result of its exposure to the 11th District Cost of Fund Index
(COFI) the Bank should now experience a widening of the interest rate spread as a result of the lagging nature of that index in a declining rate environment. It is significant to note that the Banks net interest margin reached a low of 2.45% in January and has since steadily progressed to 2.60% for the quarter ended September 30, 1995. This widening of the net interest margin follows a period in which the margin had been eroding continually for the previous seven quarters from a peak of 5.05% for the quarter ended March 31, 1993 to a low of 2.45% for the quarter ended March 31, 1995.

The Bank continued to focus on strategies designed to address the issues brought about as a result of the previous rising interest rate environment. First, with the dramatic rise in interest rates, and the corresponding decline in demand for home refinancing with low rate fixed rate loans, the Bank concentrated its efforts at reducing operating expense associated with the subdued demand for home financing. Despite the rather dramatic decline in interest rates over the last nine month period, the corresponding increase in consumer demand for housing is yet to appear. The Bank's efforts at controlling operating expenses are evident in a decline in operating expense to average assets from 2.42% for the three-months ended September 30, 1994 to 2.24% for the similar three month period in 1995. Second, after initially aggressively pricing its residential adjustable rate loans and increasing its loan portfolio by $17.7 million in the quarter ended September 30, 1994, the Bank has now chosen to price that adjustable rate product more conservatively, electing to focus on product profitability as opposed to increasing market share. Third, the Bank continued to follow a strategy aimed at protecting its interest margins, choosing not to pursue growth through aggressive pricing of its core retail deposits, electing instead to fund loan growth with short-term borrowings and advances from the Federal Home Loan Bank of San Francisco (FHLB). Asset growth of approximately $4.2 million along with a corresponding decline in retail savings deposits of $1 million, was funded with growth in FHLB advances and repurchase agreements of $4.2 million. These two strategies have allowed the Bank to preserve a low rate cost of retail funds. The Bank's net interest rate spread continued to widen as the yields on the adjustable

                  NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1995

rate loan portfolio increased more rapidly than the rising cost of retail and wholesale funds.

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

                  NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1995

The Bank exceeds all of the regulatory capital standards at September 30, 1995, with ratios of core, tangible, and risk-based capital to assets of 8.64%, 8.62% and 14.92%, respectively. Components of the Bank's regulatory capital at September 30, 1995 are summarized as follows:

                               Tangible  % of        Core     % of      Risk-    % of Risk-
(unaudited)                    Capital   Adjusted    Capital  Adjusted  based    basted
                                         Assets      Assets   Capital   Assets
-----------------------        --------  ---------   -------  --------  -------  ----------
Common Stock                   $   275      .07%     $   275    .07%    $   275       .11%
Additional Paid-in Capital      20,849     5.28%      20,849   5.28%     20,849      8.54%
Retained Earnings               13,209     3.34%      13,209   3.34%     13,209      5.41%
ESOP Loan                        (175)    (.04)%       (175)  (.04)%      (175)     (.07)%
General Loan Loss Reserves           -         -           -       -      2,307       .95%
Intangible Deposit Premium        (69)    (.02)%           -       -         _-          -
Unrealized loss on Certain
 Available-for-Sale Securities    (36)    (.01)         (36)  (.01)        (36)     (.02)
Total                           34,053     8.62%      34,122   8.64%     36,429     14.92%
Minimum Capital Required         5,927     1.50%      11,855   3.00%     19,536      8.00%
Excess Regulatory Capital      $28,126     7.12%     $22,267   5.64%    $16,893     0.0692

The Bank's assessment for deposit insurance premiums (expressed in terms of per-centage of total savings accounts) is 23 basis points. The minimum rate may be decreased to not less than 18 basis points for the period of January 1, 1994 through December 31, 1997 and declining further to 15 basis points thereafter. However, the Federal Deposit Insurance Corporation (FDIC) may increase the assessment rate to 32.5 basis points, if certain reserve fund ratios are not met. Although the FDIC insures both commercial banks as well as savings and loans, the reserve funds have been segregated to the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). During the quarter ended September 30, 1995 the FDIC reduced the premiums for most BIF members while keeping existing assessment rates intact for savings associations. While the SAIF members will continue paying premiums on a risk-related basis ranging from 23 cents to 31 cents per $100 of domestic deposits, the assessment rate charged to BIF-insured members was reduced to an average of 4.4 cents for every $100, down from 23 cents. SAIF-insured institutions will pay a higher rate than BIF-insured institutions because the SAIF remains seriously undercapitalized. As of March 31, 1995 the SAIF had a balance of $2.2 billion or only .31 percent of insured deposits. At the current pace, the SAIF is unlikely to reach the minimum reserve ratio of 1.25% until the year 2002.

The BIF on the other hand achieved a reserve ratio of 1.25% of BIF-insured deposits, or approximately $24 billion during the quarter ended June 30, 1995. A primary reason the SAIF is undercapitalized is that SAIF premiums have been diverted to uses other than rebuilding the fund. As described in a recent report by the General Accounting Office, since 1989 $7.4 billion, approximately three-quarters of SAIF assessments, have been used to pay off obligations arising from the governments' efforts to resolve the thrift failures of the 1980's. SAIF assessments were diverted to fund the Resolution Funding Corporation, the Federal

                  NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1995

Savings and Loan Insurance Corporation Resolution Fund and FICO. FICO was estab-lished by Congress in 1987 in an attempt to recapitalize the Federal Savings and Loan Insurance Fund (FSLIC). From 1987 to 1989 the FICO issued approximately $8.2 billion in bonds, proceeds of which were channeled to the FSLIC. Approximately $4.3 billion of SAIF assessments have been utilized to service the debt on these FICO obligations. Currently approximately 45% of all SAIF assessments are utilized to pay interest on the FICO debt rather than to replenish the fund. Without these diversions it has been estimated that the SAIF would have reached its designated reserve ratio of 1.25% at some point in 1994.

There is currently a proposal within Congress to eliminate duplicate charters which separate BIF-insured members from SAIF-insured members. The single charter would be part of comprehensive legislation designed to resolve the looming disparity between deposit insurance premiums paid by BIF and SAIF members. The Wall Street Journal reported that as the proposal is being developed, SAIF members would be required to pay a one-time assessment of approximately 85 basis points of total retail savings liabilities to replenish the fund and reduce future deposit premiums to 5 basis points. After the replenishment of the SAIF fund the two funds, SAIF and BIF, would be merged and the FICO debt obligation would be shared by all members.

Effective January 1, 1993, a transitional risk-based methodology for determining FDIC insurance premiums was implemented. Under the transitional risk-based system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC based upon the institution's level of capitalization and the FDIC's judgement of the risk posed by the institution. Each institution is assigned to one of three groups, ("well-capitalized", "adequately-capitalized" or "under-capitalized") based on its capital ratios. A well-capitalized institution is one that has at least a 10% total risk-based capital ratio, and a 6% core capital to risk-based assets. An adequately-capitalized institution is one that has an 8% total risk-based capital ratio, a 4% core capital to risk-based assets ratio and a 4% leveraged capital ratio. An under-capitalized institution is one that does not meet either of the above definitions. The FDIC also assigns each institution to one of three subgroups based upon review by the institution's primary federal or state supervisory agency, statistical analysis of financial statements and other information relevant to gauging the risk posed by the institution. The assessment for well-capitalized, institutions is three basis points less than the average assessment rate for insured depository institutions. Adequately-capitalized institutions that do not present supervisory concern pay the average assessment rate. All other institutions pay an assessment rate for insured deposit institutions ranging from 23 basis points to 31 basis points.

The Bank's nonperforming assets (loans 90 days or more delinquent, non-performing loans, and foreclosed real estate) were $4.86 million or 1.23% of assets at September 30, 1995, compared to $2.9 million to .74% at June 30, 1995. The increase in nonperforming assets during the quarter ended September 30, 1995 can be attributed primarily to three commercial loans totaling $1.5 million and
one land development loan totaling $900 thousand.   Although the Bank's market
area of Northern California did not experience the deepness of a recession that was, in fact, realized in Southern California, Northern California definitely followed

                  NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1995

the pattern of the sluggish California economy over the past couple of years. As the California economy is now recovering, the Bank's market areas too have shown marked improvement in terms of growth and lower unemployment over the past nine months. As of September 30, 1995, the unemployment numbers of Sonoma County, the Bank's primary market, stood at approximately 4.6% compared to 7.6% for the State of California and 5.6% nationally.

In addition to the four loans mentioned above, the remaining balance of non-performing assets at September 30, 1995 is divided between loans delinquent 90 days or more of approximately $1 million and real estate acquired as a result of foreclosure of approximately $1.4 million. Nonperforming loans can be further broken into three categories. First, included within nonperforming loans are five nonmortgage commercial loans totaling $281 thousand. Second, are two construction and development real estate loans totaling $262 thousand. Third, and finally, are four loans secured by single family residential properties which in aggregate total $460 thousand. Real estate acquired through foreclosure consists, of six single family residential units and one land loan, which in aggregate are valued at $1.4 million. The Bank has recognized write downs of approximately $347 thousand to record these properties at an estimate of fair market value less selling costs. The Bank is in the process of resolving these problem assets and does not anticipate material losses will be incurred in the resolution of these assets.

Several factors within the Bank's loan portfolio contributed to the provision of $120 thousand to the loan loss reserve for the quarter ended September 30, 1995. Lack of growth in the Bank's loan portfolio combined with a shrinking volume of more risk-oriented loans such as construction and commercial, were more than offset by the growth of nonperforming assets and assets with an adverse internal classification in determining the Bank's provision for loan losses. That reserve now stands at approximately $2.35 million or 48% of the total nonperforming assets. This compares to a peer group average of reserves to troubled assets of all west coast savings and loans at June 30, 1995 of 51%. Further, the Bank's current ratio of nonperforming assets to total assets of 1.23% compares to a percentage of 1.58% as of June 30, 1995, for the same peer group of institutions referred to above. The Bank continues to monitor and evaluate its loan and real estate portfolios and provide loss reserves as considered necessary. In the opinion of management, loss reserves at September 30, 1995, were adequate to cover potential losses.

Results of Operations
---------------------

The Bank's net income for the three-months ended September 30, 1995, was $446 thousand, a decrease of $266 thousand, or 37% below net income of $712 thousand for the similar period in 1994.

Net interest income before provision for loan losses was $2.78 million for the three- month period ended September 30, 1995, compared to $3.39 million for the similar period ended September 30, 1994, representing a decrease of 18%. Despite growth in the volume of interest earning assets and liabilities, a decrease in the interest rate spread earned on those assets and liabilities led to decreases

                  NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1995

in net interest income for the three months ended September 30, 1995. Average interest-earning assets for the three-month period ended September 30, 1995, increased by $13.9, compared with the similar period in 1994, while average interest-bearing liabilities increased by $10.3 million over the similar period in 1994. A comparison of the quarter ended September 1994 to the quarter ended September 1995 would reveal that the net interest rate spread had declined from 3.50% to 2.60%. While the yield on average interest earning assets increased from 6.91% for the quarter ended September 30, 1994 to 7.46% for the similar quarter in 1995, the increase in rates paid on interest bearing liabilities increased more rapidly, increasing from 3.41% to 4.86% for the respective periods in 1994 and 1995.

The inability to match increasing rates on interest bearing liabilities with similar increases in yields on interest-earning assets can be attributed in large part to the Bank's large portfolio of adjustable rate loans indexed to the Federal Home Loan Bank's 11th District COFI. At September 30, 1995, approximately $267 million, or 78% of the Bank's entire loan portfolio consisted of adjustable rate loans indexed to the COFI. After two years of steady inflation expectations, the fifteen-month period ended December 31, 1994, is a period in which a clear shift in interest rate cycles took place. At early signals of inflation, the FRB took swift action, acting on six different occasions raising the Federal funds rate, increasing that rate from 3.00% at September 30, 1993, to 5.50% at December 31, 1994. While other "current" indices such as the one-year Constant Maturity Treasury (CMT) increased from 3.35% at September 30, 1993, to 7.17% at December 31, 1994, the COFI increased only marginally from 3.82% to 4.37%.

During the nine-month period from December 31, 1994 to September 30, 1995, the Bank witnessed a significant decline in interest rates in conjunction with a continued flattening of the yield curve. A flattening of the yield curve refers to the fact that the difference between short-term rates and longer-term rates narrowed as a result of significant declines in longer-term rates without cor-responding decreases in shorter-term rates. While rates with maturities of one year or greater declined in general by approximately 150 basis points, short term rates such as the three month treasury declined less dramatically by only 24 basis points. A flattening yield curve generally provides an adverse impact because the Bank is not able to reprice its cost of funding with shorter term liabilities to the extent of declines on investment alternatives tied to longer term assets. Despite this fact, the Bank's portfolio of adjustable rate loans tied to the lagging COFI index continued to reprice upward more rapidly than the increase in its cost of funds. Increased yields on the Bank's loan and invest-ment portfolios which out-paced corresponding rates on retail savings and FHLB advances resulted in an increased interest rate spread. The Bank's interest rate spread increased from 2.55% for the three-month period ended June 30, 1995 to 2.60% for the quarter ended September 30, 1995. The average rate earned on interest-earning assets increased from 7.37% for the three-month periods ended June 30, 1995 to 7.46% for the three-months ended September 30, 1995. The average interest rate on average interest-bearing liabilities on the other hand increased, to a lesser extent, from 4.82% for the three-month period ended June 30, 1995, to 4.86% for the quarter ended September 30, 1995.

                  NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1995

The decline in current treasury rates combined with a continued increase in COFI from 4.37% at December 31, 1994 to 5.13% at September 30, 1995, provides a much more promising outlook for the Bank's portfolio of COFI indexed loans. However, due to the average reset of six months on the Bank's portfolio of COFI indexed loans, tangible results of these changes will continue to appear slowly over the next several months in the Bank's net interest margin. Further enforcing the Bank's optimism regarding the future widening of its net interest margin is the fact that the majority of the Bank's adjustable rate loans are indexed to the COFI, an index which trails more current indices, these loans will continue to gradually reprice upward even after other indices remain static as we have seen in the nine month period ended September 30, 1995.

A significant event affecting both the Bank's current and future yield on interest-earning assets has been the dramatic increase in competition in the arena of mortgage loan financing. This general environment of increased competition has led to both lower mortgage rates and lower loan fees charged to the consumer to originate the loan. These loan origination fees are normally deferred at the time of origination and amortized as a yield adjustment over the life of the associated loans. The level of fees recognized into income as a yield adjustment decreased approximately 63% from $461 thousand for the quarter ended September 30, 1994 to $167 thousand for the similar quarter in 1995. As competition has dictated a lower loan origination fee to be passed on to the consumer, future interest income will be adversely affected as this source of yield adjustment continues to remain depressed.

The Bank's provision for loan losses for the three-months ended September 30, 1995 was $120 thousand, compared with $127 thousand for the similar three-month period ended September 30, 1994. Although the provision of $120 thousand in 1995 does not vary significantly from the amount recorded in 1994, the factors driving that provision have altered greatly. During the Quarter ended September 30, 1994 the provision was driven in large part by growth in the portfolio of 1-4 family loan growth. During the quarter ended September 30, 1995 lack of growth in the Bank's loan portfolio combined with a shrinking volume of more risk-oriented loans such as construction and commercial, were somewhat offset by the growth of nonperforming assets and assets with an adverse internal classification. The Bank believes that the balance of general loan loss reserves is adequate to cover its risk exposure.

Effective July 1, 1995, the Bank adopted Statement of Financial Accounting Standards No. 114 (FAS 114), Accounting by Creditors for Impairment of a Loan, as amended by FAS 118 (collectively referred to as FAS 114). These statements address the disclosure requirements and allocations of the allowance for loan losses for certain impaired loans and amend FASB Statements No. 5 and 15. However, they do not address the overall adequacy of the allowance for loan losses. These Statements are effective July 1, 1995 and can only be applied prospectively.

A loan within the scope of FAS 114 is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments.

                  NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1995

When a loan to an individual borrower with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Bank using discounted cash flows, except when it is determined that the sole (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral. In such case, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows. Alternatively, some impaired loans will have risk characteristics similar to other impaired loans and will be aggregated for the purpose of measuring impairment using historical loss factors as a means of measurement.

If the measurement of the impaired loan is less than the recorded investment in the loans (including accrued interest, net deferred loan fees or costs, and un-amortized premium or discount), an impairment will be recognized by creating or adjusting an existing allocation of the allowance for loan losses. FAS 114 will not change the timing of charge-offs of loans to reflect the amount ultimately expected to be collected.

Based upon the Bank's current interpretations, total loans within the scope of FAS 114 that were impaired as of September 30, 1995 were $2.54 million. The total recorded investment in loans for which there is no additional related allowance for credit losses is also $2.54 million. The Bank follows a policy of recording interest on impaired loans as a credit to income when earned. Interest is reserved on loans that are 90 days or more delinquent, or considered to be uncollectible. The average balance of loans classified as impaired was $1.81 million for the three months ended September 30, 1995. The Bank recognized total interest income of $32 thousand on loans classified as impaired for the three months ended September 30, 1995.

Noninterest income for the three-month period ended September 30, 1995, was $254 thousand compared with $196 thousand for the similar period in 1994. The largest component of noninterest income, service charges on loans and retail savings accounts, increased modestly, from $187 thousand for the quarter ended September 30, 1994 to $205 thousand for the similar period in 1995. This increase in service charges and related income of 10% is reflective of increased average volumes of retail loans and savings accounts being serviced combined with increases in service charges on a number of retail services implemented late in the quarter ended June 30, 1995.

The remaining variance in total noninterest income is concentrated in the decline in losses from real estate acquired in settlement of loans, which declined from a loss of $48 thousand for the quarter ended September 30, 1994 to a loss of $7 thousand during the similar quarter in 1995. During the quarter ended September 30, 1995, write downs and losses on disposals of three properties totaling approximately $30 thousand were offset by the gain of $23 thousand on the disposal of another single family residential property.

Noninterest expense for the quarter ended September 30, 1995, decreased from $2.30 million, or 2.42% of average assets, for the quarter ended September 30, 1994 to $2.20 million or 2.24% of average assets for the similar quarter in 1995. The decrease in noninterest expense represents a concentrated effort on the part of the Bank to maintain or reduce the current level of operating expenses while

                  NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1995

continuing to grow the volume of interest earning assets and interest bearing liabilities. Contributing to the decline in compensation and benefits have been staff reductions and reduced hours in the area of loan origination functions to adjust to the reduced volume of activity being generated.

Occupancy expense, increased marginally from $308 thousand for the quarter ended September 30, 1994 to $314 thousand for the similar quarter ended September 30, 1995. This increase of approximately 2% represents increased rental expense on long term branch leases tied to an annual CPI index.

Data processing expense increased by $8 thousand or 5.7% for the quarter ended September 30, 1995 when compared to the similar period in 1994. The increase can be attributed to an increase in the volume of data being processed, as well as scheduled increases in the cost of data services provided by an independent service bureau.

Advertising and related supplies decreased during the quarter ended September 30, 1995 to $59 thousand from $74 thousand for the similar quarter in 1994. The decrease in expenses is reflective of the Bank's efforts to be more selective in targeting its advertising efforts.

The growth in average retail savings deposits of approximately 3% combined with the lagging measurement period for which the assessment is based contributed to the increase in FDIC insurance premium from $155 thousand for the quarter ended September 30, 1994, to $161 thousand for the similar quarter in 1995.

The decline in other noninterest expense from $408 thousand for the quarter ended September 30, 1994 to $348 thousand for the similar quarter in 1995 represents a decrease in variable operating expenses such as telephone, postage, supplies associated with the dramatic decrease in loan origination activity.

Income taxes
------------

On February 10, 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 109, entitled Accounting for Income Taxes. This statement which supersedes SFAS 96 and changed the criteria for recognition and measurement of deferred tax assets and various other requirements of SFAS 96 and reduces its complexity. Under SFAS 109 deferred tax liabilities are recognized on all taxable temporary differences, and deferred tax assets are recognized on all deductible temporary differences, operating loss and tax credit carry-forwards. Valuation allowances are recognized to reduce deferred tax assets if it is determined to be "more likely than not" that all or some portion of the potential deferred tax assets will not be realized. Other significant changes made by SFAS 109 include: (1) the comprehensive scheduling of temporary differences required by SFAS 96 will not be required;
(2) a deferred tax asset may be recognized for the financial statement general valuation allowance for loans and real estate owned, while a deferred tax liability must be recognized for the portion of the tax bad debt reserve exceeding the "base year" reserves; (3) tax-planning strategies must be prudent and feasible, and (4) tax benefits

                  NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1995

recognized as a result of all tax planning strategies should be net of any expenses or losses.

The Bank provided $267 thousand for income taxes for the quarter ended September 30, 1995, compared to $447 thousand for the similar quarter ended September 30, 1994. The effective tax rate decreased from 38.6% for the quarter ended September 30, 1994 to 37.4% for the similar quarter ended September 30, 1995. The decreases in 1995 can be attributed in investments in low income housing tax credits that existed previously in relation to a smaller pre-taxable income base.

Liquidity and Capital Resources
-------------------------------

Under current Office of Thrift Supervision regulations, the Bank is required to maintain liquid assets of 5% or more of its net withdrawable deposits plus short-term borrowings. The Bank has at all times maintained liquidity levels above those required by regulation. At September 30, 1995, the Bank's liquidity ratio was 6.02%.

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

Impact of New Accounting Standards
----------------------------------

Accounting for Impaired Loans.

In October, 1994 the FASB issued Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." SFAS 119 requires disclosures about derivative financial instruments such as futures, option contracts and other financial instruments with similar characteristics. SFAS 119 also amends SFAS 105, "Disclosures about Fair Value of Financial Instruments." This statement is effective for fiscal years ending after December 15, 1994 and is not expected to have a material impact on the financial condition or operating results of the Bank.

In May, 1995, the FASB issued Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights." SFAS 122 amends SFAS 65, "Accounting for Certain Mortgage Banking Activities," to require that an institution recognize, as separate assets, rights to service mortgage loans for others. An institution that acquires mortgage servicing rights through purchase of origination of mortgage loans an sells those loans with servicing rights retained, should allocate the total cost of the mortgage loans to the mortgage servicing rights and loans based on their relative fair values. SFAS 122 requires the institution to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights with the impairment recognized through a

                  NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1995

valuation allowance. SFAS 122 is effective for fiscal years beginning after December 15, 1995 and applies prospectively to retained servicing rights, including purchases prior to the adoption of the statement. SFAS 122 is not expected to have a material impact on the financial condition or operating results of the Bank.

                       PART II. OTHER INFORMATION



Item 1.       Legal Proceedings
              -----------------
              None

Item 2.       Changes in Securities
              ---------------------
              None

Item 3.       Defaults Upon Senior Securities
              -------------------------------
              None

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------
              On October 18, 1995, the Corporation held its seventh annual meeting of stockholders. At this meeting, incumbent Directors, Victor DeCarli and Eugene Traverso were re-elected to three-year terms as Directors. In addition, the stockholders approved the ratification of the appointment of KPMG Peat Marwick LLP as independent auditors for the Corporation for the year ending June 30, 1996.


Item 5.       Other Information
              -----------------
              On June 21, 1995, Northbay Financial Corporation announced that its Board of Directors had declared a cash dividend of $0.11 per share, payable to stockholders of record on July 5, 1995, to be paid July 19, 1995. On September 21, 1995 Northbay Financial Corporation announced that its Board of Directors had declared a cash dividend of $0.11 per share, payable to stockholders of record on October 4, 1995, to be paid October 18, 1995.


Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------
              The Bank did not file a report 8-K Form during the three months ended September 30, 1995.

                               SIGNATURES


      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 NORTHBAY FINANCIAL CORPORATION
                                    Registrant





DATE: November 08, 1995      BY:(S)
                                 -------------------------------------
                                 Alfred A. Alys
                                 President and Chief Executive Officer





DATE: November 08, 1995      BY:(s)
                                 -------------------------------------
                                 Gregory L. Jahn
                                 Chief Financial Officer