Form 10-Q
period 1995-12-31
NORTHBAY FINANCIAL CORP
filed 1996-02-13
CIK 844162

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10 - Q


/ X /   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
        SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1995.

                                      OR

/   /   SECURITIES EXCHANGE ACT OF 1934 For the transition period
        from _____ to_____

                         Commission file number 1-10203

                         NORTHBAY FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)

                  Delaware                           68-02085083
          ------------------------               --------------------
         (State or other jurisdiction             (I.R.S. Employer
        of incorporation or organization)          Identification No.)

              1360 Redwood Way, Petaluma, California         94954
            ---------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)

        Registrant's telephone number, including area code (707)792-7400

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
        90 days.

        Yes   / X /          No /  /

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                   Class                    Outstanding at December 31, 1995
        ---------------------------         --------------------------------
        Common Stock, Par Value $.10                 2,750,522 Shares

                                     INDEX

                         NORTHBAY FINANCIAL CORPORATION
                 (HOLDING COMPANY FOR NORTHBAY SAVINGS BANK, FSB)



PART I.    FINANCIAL INFORMATION PAGE

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

             Consolidated Statements of Operations

             Consolidated Statements of Cash Flows

             Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.   OTHER INFORMATION

           Other Information

           Signatures

NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition (Unaudited)

                                                            December     June
(In Thousands Except Per Share Amounts)                     31, 1995   30, 1995
--------------------------------------------------------------------------------
Assets
Cash, including noninterest-bearing deposits of
   $7,525 and $7,303                                        $  8,833   $  7,816
Overnight federal funds                                            -        425
Certificates of deposit                                        1,067      1,444
Investment securities held to maturity
  (market value: $15,686 and $12,427)                         15,658     12,526
Investment securities available for sale
  (net of valuation adjustments of:($33) and ($51)             3,311      2,887
Mortgage-backed securities held to maturity
  (market value: $2,802 and $1,647)                            2,792      1,672
Mortgage-backed securities available for sale
  (net of valuation adjustment of: $215 and $90)              12,373      8,441
Loans receivable (net of allowance of $2,356 and $2,232)     341,524    343,853
Interest receivable:
  Loans                                                        2,223      2,067
  Mortgage-backed securities                                      63         56
  Investments                                                    342        281
Office property, equipment, and leasehold improvements, net    2,279      2,474
Real estate acquired through settlement of loans, net            782      1,556
Stock of Federal Home Loan Bank of San Francisco, at cost      3,467      3,291
Deferred premiums on loans sold                                   46         51
Prepaid expenses and other assets                              2,081      2,218
--------------------------------------------------------------------------------
                                                            $396,841   $391,058
================================================================================
Liabilities and Stockholders' Equity:
Savings accounts                                             284,109    283,909
Advances from the Federal Home Loan Bank                      69,336     60,036
Other borrowings                                               4,852      9,332
Other liabilities and accrued expenses                         2,015      1,989
Deferred income taxes                                            629        653
Deferred gain on sale of buildings                               544        561
--------------------------------------------------------------------------------
                                                            $361,485   $356,480
Stockholders' equity:
  Common stock (par value $.10 per share, 4,000,000
     shares authorized and issued; 2,750,522 and
     2,741,123 shares outstanding)                               275        275
  Additional paid-in capital                                  20,849     20,849
  Retained earnings - substantially restricted                14,285     13,619
Debt incurred by ESOP                                           (162)      (188)
Unrealized gain on securities available for sale                 109         23
--------------------------------------------------------------------------------
                                                              35,356     34,578
                                                            $396,841   $391,058
================================================================================

See accompanying notes to consolidated financial statements. NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)

                                           Three Months Ended  Six Months Ended
                                               December 31,       December 31,
--------------------------------------------------------------------------------
In Thousands Except Per Share Amounts        1995     1994     1995     1994
--------------------------------------------------------------------------------
Interest income
  Loans                                      $ 6,773  $ 5,998  $13,294  $11,943
  Mortgage-backed securities                     243      153      443      287
  Interest and dividends on investments          382      303      747      547
--------------------------------------------------------------------------------
Total interest income                          7,398    6,454   14,484   12,777
--------------------------------------------------------------------------------
Interest expense
  Savings accounts                             3,216    2,365    6,377    4,537
  Advances and other borrowings                1,169    1,034    2,314    1,791
--------------------------------------------------------------------------------
Total interest expense                         4,385    3,399    8,691    6,328
--------------------------------------------------------------------------------
Net interest income                            3,013    3,055    5,793    6,449
Provision for loan losses                         50       95      170      222
--------------------------------------------------------------------------------
Net interest income after provision
  for loan losses                              2,963    2,960    5,623    6,227
--------------------------------------------------------------------------------
Noninterest income
  Service charges                                198      199      403      386
  Write down of deferred servicing premiums       (1)       -       (1)      (3)
  Gain on sale of investment securities
     available for sale                            -      117        -      117
  Loss from real estate acquired in
     settlement of loans                         (72)     (30)     (78)     (78)
  Other                                           66       52      122      111
--------------------------------------------------------------------------------
Total noninterest income                         191      338      446      533
--------------------------------------------------------------------------------
Noninterest expense
  Compensation and benefits                    1,023    1,082    2,089    2,189
  Occupancy                                      307      300      622      608
  Depreciation and amortization                  104      110      209      221
  Data processing                                149      148      297      289
  Advertising and supplies                        54       62      113      136
  Federal Deposit Insurance Corporation premiums 162      154      323      309
  Other                                          506      441      854      849
--------------------------------------------------------------------------------
Total noninterest expense                      2,305    2,297    4,507    4,601
--------------------------------------------------------------------------------
  Income before taxes                            849    1,001    1,562    2,159
Income tax expense                               326      379      593      825
--------------------------------------------------------------------------------
Net income                                   $   523  $   622  $   969  $ 1,334
================================================================================

NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operation (Unaudited) (continued)

                                           Three Months Ended  Six Months Ended
                                               December 31,       December 31,
--------------------------------------------------------------------------------
In Thousands Except Per Share Amounts        1995     1994     1995     1994
--------------------------------------------------------------------------------
Primary earnings per share                   $  0.18  $  0.21  $  0.33  $  0.46
Fully diluted earnings per share             $  0.18  $  0.21  $  0.33  $  0.46

See accompanying notes to consolidated financial statements.

NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statement of Cash Flows (Unaudited)

                                                   Six months ended December 31,
(In Thousands Except Per Share Amounts)                     1995       1994
--------------------------------------------------------------------------------
Net cash flows from operating activities:
 Net income                                                  $    969  $  1,334
 Adjustments to reconcile net income to net cash
  Depreciation and amortization                                   209       221
  Amortization of:
   Deferred premiums                                                4         2
   Deferred loan fees                                            (300)     (737)
   Deferred gain on sale/leaseback of buildings                   (17)      (17)
   Other                                                           (7)       (3)
  Provision for loan loss                                         170       222
  Loss from real estate activities                                 78        64
  Gain on sale of investment securities available for sale          -      (116)
  Increase in income taxes payable and deferred                   (24)       (5)
  (Increase) in accrued interest receivable                      (224)     (168)
  Increase (Decrease) in other liabilities and
    accrued expenses                                               26      (270)
  Decrease (increase) in prepaid and other assets                 137      (470)
  Write down deferred servicing premium                             1         3
  Long-term loans originated as available for sale                  -      (649)
  Proceeds from sales of loans available for sale                   -       649
  Investment securities purchased as available for sale        (1,104)       (3)
  Mortgage backed securities purchased as available for sale   (4,389)   (1,052)
  Proceeds from sales of investment
     securities available for sale                                  -       124
  FHLB stock dividend                                             (86)      (71)
  Other                                                             6         -
--------------------------------------------------------------------------------
Net cash (used in), provided by operating activities           (4,551)     (942)
--------------------------------------------------------------------------------
Net cash flows from investing activities:
  Principal payments on loans                                  32,372    57,724
  Principal payments on mortgage backed securities                697       730
  Long-term loans originated as held to maturity              (29,140)  (77,426)
  Long-term loans purchased as held to maturity                  (507)       (1)
  Net (increase) decrease in short-term loans                    (189)      143
  Maturities of investment securities held to maturity          3,743       978
  Purchases of mortgage-backed securities held to maturity     (1,227)        -
  Purchases of investment securities held to maturity          (5,773)   (2,573)
  Purchases of premises and equipment                             (14)     (115)
  Purchase of FHLB stock                                          (89)   (1,706)
  Proceed from sale of real estate received in
     settlement of loans                                          855       284
--------------------------------------------------------------------------------
Net cash used in investing activities                             728   (21,962)
--------------------------------------------------------------------------------
/TABLE

                                                   Six months ended December 31,
(In Thousands Except Per Share Amounts)                         1995       1994
--------------------------------------------------------------------------------
Cash flows provided from financing activities:
  Dividends paid on common stock                             $   (605) $   (508)
  Net (decrease) increase in savings accounts                     200    (5,528)
  Net increase in short-term borrowings                         4,820    32,801
--------------------------------------------------------------------------------
Net cash provided by financing activities                       4,415    26,765
--------------------------------------------------------------------------------
Increase in cash and cash equivalents                             592     3,861
Cash and cash equivalents at beginning of year                  8,241     7,255
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period                   $  8,833  $ 11,116
================================================================================

Supplemental disclosures of cash flow information:
  Noncash investing in financing activities:
   Real estate acquired in settlement of loans               $    161  $    640
Cash paid during the year for:
  Income taxes                                               $    609  $    830
  Interest on deposits                                       $  6,391  $  4,533
/TABLE

                  NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1995

Note 1 - Basis of Presentation

In the opinion of Northbay Financial Corporation (the "Corporation") the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Corporation's consolidated financial condition, the results of its operations and its cash flows.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of financial condition, results of operations and statements of cash flows in conformity with generally accepted accounting principles. When necessary, reclassifications have been made to prior period balances to conform to current period presentation. The results of operations for the six month period ended December 31, 1995, are not necessarily indicative of the results to be expected for the fiscal year.

Earnings per share and shares outstanding have been adjusted in all periods to reflect a 20% stock split, accounted for as a dividend, declared September 30, 1994, paid October 28, 1994.

Note 2 - Capital

In accordance with Statement of Financial Accounting Standard (SFAS) 115, which the Bank adopted on June 30, 1994, securities classified as available-for-sale are carried at fair market value with the unrealized gain or loss, net of applicable taxes, recorded in equity. The net unrealized gain at December 31, 1995 was approximately $109 thousand compared to a net unrealized gain of approximately $23 thousand at June 30, 1995.

                 NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                              DECEMBER 31, 1995

Financial Condition
-------------------

On November 10, 1995 Northbay Financial Corporation announced it had signed a definitive agreement to be acquired along with its wholly-owned subsidiary, Northbay Savings Bank, FSB (the "Bank") by Bank of the West. Under the agreements, the aggregate purchase price is approximately $47.1 million in cash or $15.75 per share, subject to adjustment in certain circumstances. The acquisition of Northbay Financial is subject to various regulatory approvals and a vote by the existing shareholders of Northbay Financial and is expected to be completed during the second quarter of 1996.

The trend in declining interest rates which began during the quarter ended March 31, 1995 continued at an accelerated pace during the quarter ended December 31, 1995. The decline in rates was accentuated by a further cut of 25 basis points in the Federal Funds rate. For the second time in the last six-month period the Federal Reserve Bank (FRB), implemented an easing of the Federal Funds rate on December 19, 1995 from 5.75% to 5.50%. Beginning with the quarter ended March 31, 1995, we have now experienced four consecutive quarters of stable or declining interest rates. During the calendar year ended December 31, 1995, we have experienced a decline in rates, with maturities of one-year and greater of approximately 200 basis points. For example, interest rates on the one year treasury note declined from 7.18% at December 31, 1994 to 5.15% at December 31, 1995 a decline of 202 basis points. Similarly, the rate on the thirty-year treasury declined from 7.85% at December 31, 1994 to 5.97% at December 31, 1995, a decline of 188 basis points.

The positive impact of this generally declining interest rate environment is continuing to become evident in the Bank's operating results in the form of a growing net interest rate spread, which grew from 2.45% during the quarter ended March 31, 1995 to 2.81% for the quarter ended December 31, 1995. Just as the Bank suffered a declining net interest rate spread during a period of rapidly rising rates as a result of its exposure to the 11th District Cost of Funds Index (COFI), it is expected that the Bank would now experience a widening of the interest rate spread as a result of the lagging nature of that index in a declining rate environment. This widening of the net interest margin follows a period in which the margin had been eroding continually for the previous seven quarters from a peak of 5.05% for the quarter ended March 31, 1993 to a low of 2.45% for the quarter ended March 31, 1995.

Despite the rather dramatic decline in interest rates over the last twelve month period, the corresponding increase in consumer demand for housing in Northbay's market area is yet to appear. This reduced consumer demand for home financing has been the focus of the Bank's attention for both the three- and six-month periods ended December 31, 1995. The Bank has addressed this issue with a reduction of staff and overhead associated with the loan origination function. Slow consumer demand combined with a somewhat less aggressive pricing policy on new loan production has caused new production volume to decline from approximately $80 million for the six months ended December 31, 1994 to approximately $29 million for the six months ended December 31, 1995. Consequently, the Bank's net loan portfolio has declined from $343.9 million

                 NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                              DECEMBER 31, 1995

at June 30, 1995 to $341.5 million at December 31, 1995. The demand for mortgage financing was replaced with the purchase of investment and mortgage-backed securities which increased by $3.5 million and $5.1 million respectively during the six months ended December 31, 1995.

The Bank continued to follow a strategy aimed at protecting its interest margins, choosing not to pursue growth through aggressive pricing of its core retail deposits, electing instead to fund investment growth with advances from the Federal Home Loan Bank of San Francisco (FHLB). Net asset growth of approximately $5.8 million was funded almost entirely with growth in FHLB advances. The Bank's net interest rate spread continued to widen as the yields on the adjustable rate loan portfolio increased more rapidly than the rising cost of retail funds, while the cost of short-term wholesale borrowings continued to decrease.

The Office of Thrift Supervision (OTS) has adopted a final regulation incorporating an interest rate risk component in the risk-based capital rules. The rule requires savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance-sheet contracts less the present value of expected cash outflows from existing liabilities. A savings association will be considered to have a "normal" level of interest rate risk if the decline in the market value of its portfolio equity after an immediate 200 basis point increase or decrease in market interest rates (whichever leads to the greater decline) is less than two percent of the current estimated market value of its assets. A savings institution with a greater than normal interest rate risk will be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the interest rate risk component "IRR") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

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

                 NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                              DECEMBER 31, 1995

The Bank exceeds all of the regulatory capital standards at December 31, 1995, with ratios of core, tangible, and risk-based capital to assets of 8.74%, 8.76% and 15.13%, respectively. Components of the Bank's regulatory capital at December 31, 1995 are summarized as follows (dollars in thousands):

                            Tangible   % of    Core    % of    Risk-     % of
                            Capital  Adjusted Capital Adjusted Based  Risk-Based
                                      Assets           Assets  Capital   Assets
                            -------- -------- ------- -------- -------- --------
Common Stock                $   275    .07%   $   275    .07%  $   275     .11%
Additional Paid-in Capital   20,849   5.25%    20,849   5.25%   20,849    8.50%
Retained Earnings            13,848   3.49%    13,848   3.49%   13,848    5.65%
ESOP Loan                      (162)  (.04)%     (162)  (.04)%    (162)   (.07)%
General Loan Loss Reserves        -      -          -      -     2,328     .95%
Intangible Deposit Premium      (64)  (.02)%        -      -         -       -
Unrealized loss on
  Certain Available-for-
  Sale Securities               (32)  (.01)       (32)  (.01)      (32)   (.01)
Total                        34,714   8.74%    34,778   8.76%   37,106   15.13%
Minimum Capital  Required     5,955   1.50%    11,910   3.00%   19,622    8.00%
Excess Regulatory Capital   $28,759   7.24%   $22,868   5.76%  $17,484    7.13%

The Bank's assessment for deposit insurance premiums (expressed in terms of percentage of total savings accounts) is 23 basis points. The minimum rate may be decreased to not less than 18 basis points for the period of January 1, 1994 through December 31, 1997 and declining further to 15 basis points thereafter. However, the Federal Deposit Insurance Corporation (FDIC) may increase the assessment rate to 32.5 basis points, if certain reserve fund ratios are not met. Although the FDIC insures both commercial banks as well as savings and loans, the reserve funds have been segregated to the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). During the quarter ended September 30, 1995, the FDIC reduced the premiums for most BIF members while keeping existing assessment rates intact for savings associations. While the SAIF members will continue paying premiums on a risk-related basis ranging from 23 cents to 31 cents per $100 of domestic deposits, the assessment rate charged to BIF-insured members was reduced to as low as 4 cents for every $100, down from 23 cents, and subsequently was reduced to as low as zero. SAIF-insured institutions will pay a higher rate than BIF-insured institutions because the SAIF remains seriously undercapitalized. As of March 31, 1995 the SAIF had a balance of $2.2 billion or only .31 percent of insured deposits. At the current pace, the SAIF is unlikely to reach the minimum reserve ratio of 1.25% until the year 2002.

There is currently a proposal within Congress to resolve the disparity between deposit insurance premiums paid by BIF and SAIF members. As the proposal has developed, SAIF members would be required to pay a one-time assessment of approximately 85 basis points of total insured savings liabilities to replenish the fund. It is expected this would reduce future deposit premiums to as low as

                 NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                              DECEMBER 31, 1995

4 basis points. After the replenishment of the SAIF fund the two funds, SAIF and BIF, would be merged and the FICO debt obligation would be shared by all members. There can be no assurance as to whether, or in what form, this proposal will be adopted

The Bank's nonperforming assets (loans 90 days or more delinquent, nonperforming loans, and foreclosed real estate) were $3.9 million or .99% of assets at December 31, 1995, compared to $2.9 million to .74% at June 30, 1995. The increase in nonperforming assets during the six months ended December 31, 1995 can be attributed primarily to one commercial real estate loan totaling $1.1 million and one land development loan totaling $900 thousand which became 90 days delinquent during the quarter. These increases in nonperforming loans were partially offset by the disposal of four single family residential properties acquired as a result of foreclosure totaling approximately $800 thousand.

In addition to the two loans mentioned above, the remaining balance of nonperforming assets at December 31, 1995 is divided between loans delinquent 90 days or more of approximately $1.1 million and real estate acquired as a result of foreclosure of approximately $800 thousand. Nonperforming loans can be further broken into three categories. First, included within nonperforming loans are three nonmortgage commercial loans totaling $111 thousand. Second, is one construction and development real estate loan totaling $129 thousand. Third, and finally, are nine loans secured by single family residential properties which in aggregate total $842 thousand. Real estate acquired through foreclosure consists of four single family residential units and one land loan, which in aggregate are valued at $782 thousand. The Bank has previously recognized write downs of approximately $270 thousand to record these properties at an estimate of fair market value less selling costs. The Bank is in the process of resolving these problem assets and does not anticipate material losses will be incurred in the resolution of these assets.

The decline in the Bank's provision for loan loss to $50 thousand for the quarter and $170 thousand for the six months ended December 31, 1995 compared to $95 thousand and $222 thousand for the similar three- and six-month periods in 1994, reflects the lack of growth in the loan portfolio during 1995. Declines in the proportion of more risk-oriented assets such as land and construction lending were offset somewhat by the larger volume of loans with an adverse internal classification. The Bank's reserve for loan loss now stands at approximately $2.36 million or 60% of the total nonperforming assets. This compares to a peer group average of reserves to nonperforming assets of all west coast savings and loans at September 30, 1995 of 50%. Further, the Bank's current ratio of nonperforming assets to total assets of .99% compares to a percentage of 1.49% as of September 30, 1995, for the same peer group of institutions referred to above. The Bank continues to monitor and evaluate its loan and real estate portfolios and provide loss reserves as considered necessary. In the opinion of management, loss reserves at December 31, 1995, were adequate to cover potential losses.

                 NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                              DECEMBER 31, 1995


Results of Operations
---------------------

The Bank's net income for the three months ended December 31, 1995, was $523 thousand, a decrease of $99 thousand, or 16% below net income of $622 thousand for the similar period in 1994. However, the exclusion of merger related expenses of approximately $170 thousand during the quarter ending December 31, 1995 would have provided net income virtually identical to the similar quarter in 1994. Net income for the six months ended December 31, 1995 was $969 thousand a decrease of $365 thousand or 27% below the similar six-month period ended December 31, 1994.

Net interest income before provision for loan losses was $3.01 million and $5.79 million for the three- and six-month periods ended December 31, 1995, compared to $3.06 million and $6.45 million for the similar periods ended December 31, 1994, representing decreases of 1% and 10% from the respective periods in 1994. Despite growth in the volume of interest-earning assets and liabilities, a decrease in the interest rate spread earned on those assets and liabilities led to decreases in net interest income for the three- and six-month periods ended December 31, 1995. Average interest-earning assets for the three- and six-month periods ended December 31, 1995, increased by $8 million and $11 million, compared with the similar periods in 1994, while average interest-bearing liabilities increased by $3.5 million and $6.9 million over the similar periods in 1994. A comparison of the three- and six-month periods ended December 31, 1994 to the similar three- and six-month periods ended December 31 1995 would reveal that the net interest rate spread had declined from 3.04% and 3.27% for the respective three- and six-month periods in 1994 to 2.81% and 2.70% for the similar periods in 1995. While the yield on average interest-earning assets increased from 6.90% for the quarter ended December 31, 1994 to 7.74% for the similar quarter in 1995, the increase in rates paid on interest-bearing liabilities increased more rapidly, increasing from 3.86% to 4.93% for the respective periods in 1994 and 1995.

The inability to match increasing rates on interest-bearing liabilities with similar increases in yields on interest-earning assets can be attributed in large part to the Bank's large portfolio of adjustable rate loans indexed to the Federal Home Loan Bank's 11th District COFI. The COFI by its nature is a lagging index, and does not respond as quickly as current market rates when rates change direction, either up or down. At December 31, 1995, approximately $264 million, or 73% of the Bank's entire loan portfolio consisted of adjustable rate loans indexed to the COFI. During the fifteen-month period ended December 31, 1994 the FRB took action on six different occasions raising the Federal funds rate, increasing that rate from 3.00% at September 30, 1993, to 5.50% at December 31, 1994. While other "current" indices such as the one-year Constant Maturity Treasury (CMT) increased from 3.35% at September 30, 1993, to 7.17% at December 31, 1994, the COFI increased only marginally from 3.82% to 4.37%.

During the twelve-month period from December 31, 1994 to December 31, 1995, the interest rate cycle shifted once again and the Bank witnessed a significant decline in interest rates in conjunction with a continued flattening of the

                 NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                              DECEMBER 31, 1995

yield curve. A flattening of the yield curve refers to the fact that the difference between shorter-term rates and longer-term rates narrowed as a result of significant declines in longer-term rates without corresponding decreases in shorter-term rates. While rates with maturities of one year or greater declined in general by approximately 200 basis points, short-term rates such as the three- month treasury declined less dramatically by only 61 basis points. A flattening yield curve generally provides an adverse impact because the Bank is not able to reprice its cost of funding with shorter-term liabilities to the extent of declines on investment alternatives tied to longer-term assets. Despite this fact, the Bank's portfolio of adjustable rate loans tied to the lagging COFI index continued to reprice upward more rapidly than the increase in its cost of funds. Increased yields on the Bank's loan and investment portfolios which out-paced corresponding rates on retail savings and FHLB advances resulted in an increased interest rate spread. The Bank's interest rate spread increased from 2.55% for the three-month period ended June 30, 1995 to 2.60% for the quarter ended September 30, 1995, and 2.81% for the quarter ended December 31, 1995. The average rate earned on interest-earning assets increased from 7.37% for the three-month periods ended June 30, 1995 to 7.46% for the three months ended September 30, 1995, and 7.74% for the three months ended December 31, 1995. The average interest rate on average interest-bearing liabilities, on the other hand, increased to a lesser extent from 4.82% for the three-month period ended June 30, 1995, to 4.86% for the quarter ended September 30, 1995 and 4.93% for the quarter ended December 31, 1995.

The decline in current treasury rates combined with a continued increase in COFI provides a much more promising outlook for the Bank's portfolio of COFI indexed loans. While the yield on the one-year treasury declined from 7.17% from December 31, 1994 to 5.15% at December 31, 1995, the COFI increased from 4.37% to 5.12% during this same period of time. Due to the lagging nature of the COFI index combined with average reset of six months on the Bank's portfolio of COFI indexed loans, tangible results of these changes are expected to continue to enhance earnings in a declining interest rate environment.

A significant event affecting both the Bank's current and future yield on interest-earning assets has been the dramatic increase in competition in the arena of mortgage loan financing. This general environment of increased competition has led to both lower mortgage rates and lower loan fees charged to the consumer to originate the loan. These loan origination fees are normally deferred at the time of origination and amortized as a yield adjustment over the life of the associated loans. The level of fees recognized into income as a yield adjustment decreased approximately 59% from $737 thousand for the six months ended December 31, 1994 to $300 thousand for the similar six months in 1995. As competition has dictated a lower loan origination fee to be passed on to the consumer, future interest income will be adversely affected as this source of yield adjustment continues to remain depressed.

The Bank's provision for loan losses for the three- and six-months ended December 31, 1995 were $50 thousand and $170 thousand, compared with $95 thousand and $222 thousand for the similar three- and six-month periods ended December 31, 1994. The decline in the provision for loan losses can be attributable to a lack of growth in the loan portfolio during both the three-

                 NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                              DECEMBER 31, 1995

and six-months ending December 31, 1995. In addition, factors such as growth in nonperforming assets and assets with an adverse internal classification have been offset somewhat by the decline in more risk oriented assets such as land and construction lending. The provisions for loan losses during the three- and six-months ended December 1994 reflect significant growth in the portfolio combined with a lower level of problem assets. The Bank believes that the allowance for loan loss reserves is adequate to cover its risk exposure.

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

If the measurement of the impaired loan is less than the recorded investment in the loans (including accrued interest, net deferred loan fees or costs, and unamortized premium or discount), an impairment will be recognized by creating or adjusting an existing allocation of the allowance for loan losses. FAS 114 will not change the timing of charge-offs of loans to reflect the amount ultimately expected to be collected.

Based upon the Bank's current interpretations, total loans within the scope of FAS 114 that were impaired as of December 31, 1995 were $3.1 million. Impaired loans are concentrated within three groups. First, there are two land loans totaling $1.9 million. Second, there is one single family residential construction loan totaling $129 thousand. Third and finally, there is one commercial loan totaling $1.1 million. The total recorded investment in loans for which there is no additional related allowance for credit losses is also $3.1 million. The Bank follows a policy of recording interest on impaired loans as a credit to income when earned. Interest is reserved on loans that are 90 days or more delinquent, or considered to be uncollectible. The average balance of loans classified as impaired was $2.73 million for the three months ended December 31, 1995. The Bank recognized total interest income of $38 thousand

                 NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                              DECEMBER 31, 1995

and $72 thousand on loans classified as impaired for the three- and six-month periods ended December 31, 1995.

Noninterest income for the three- and six-month periods ended December 31, 1995 was $191 thousand and $446 thousand compared with $338 thousand and $533 thousand for the similar periods in 1994. The largest component of noninterest income, service charges on loans and retail savings accounts, remained relatively flat, decreasing from $199 thousand for the quarter ended December 31, 1994 to $198 thousand for the similar quarter in 1995, while increasing from $386 thousand for the six months ended December 31, 1994 to $403 thousand for the similar period in 1995. This increase in service charges and related income of 4% is reflective of increased average volumes of retail loans and savings accounts being serviced combined with increases in service charges on a number of retail services implemented late in the quarter ended June 30, 1995. The remaining variance in total noninterest income is concentrated primarily in the line item "Gain on Sale of Investment Securities Available For Sale". During the quarter ended December 31, 1994 the Bank sold approximately 2,300 shares of FHLMC stock recognizing a gain of $117 thousand. The Bank recognized no such gain on the sale of investments or equity investments during the similar three- and six-month periods ended December 31, 1995. The Bank continued its policy of liquidating its portfolio of real estate acquired through foreclosure. As a result the Bank recognized provisions for loss as well as actual losses on the sale of real estate, totaling $78 thousand during the quarters ended December 31, 1995 and 1994.

Noninterest expense for the three- and six-month periods ended December 31, 1995, was $2.31 million and $4.51 million compared to $2.30 million and $4.60 million for the respective periods in 1994. The general level of decrease in noninterest expense for the six months ended December 31, 1995 represents a concentrated effort on the part of the Bank to reduce the current level of operating expense particularly as it relates to the decreased activity in the real estate lending markets. Within the expenses recorded during the quarter ended December 31, 1995 are nonrecurring merger related expenses such as legal fees and investment advisor fees totaling approximately $170 thousand. Absent these nonrecurring expenses the Bank would have recognized declines in noninterest expense of approximately $160 thousand and $265 thousand or 5% for each the three- and six-month periods ended December 31, 1995 compared to the similar three- and six-month periods in 1994.

Compensation and employee benefits, the largest component of noninterest expense, declined to $1.02 million and $2.09 million for the three- and six-month periods ended December 31, 1995 from $1.08 million and $2.19 million for the similar three- and six-month periods in 1994. Contributing to the decline in compensation and benefits have been staff reductions and reduced hours in the area of loan origination functions to adjust to the reduced volume of activity being generated.

Occupancy expense increased marginally from $300 thousand and $608 thousand for the three- and six-month periods ended December 31, 1994 to $307 thousand and $622 thousand for the similar periods in 1995. These increases of approximately 2% during both the three- and six-month periods represents increased rental

                 NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                              DECEMBER 31, 1995

expense on long term branch leases tied to an annual Consumer Price Index.

Data processing expense increased marginally by $1 thousand and $8 thousand for the three-and six-month periods ended December 31, 1995 compared to the similar periods in 1994. The increases can be attributed to a new contract executed with an independent service bureau.

The Bank chose to be more selective in targeting its advertising efforts during both the three- and six-month periods ended December 1995. As a result advertising expense and related supplies during both the three- and six-month periods ended December 31, 1995 decline by $8 thousand or 13% and $23 thousand or 17% below the similar periods in 1994.

The growth in average retail savings deposits of approximately 3% combined with the lagging measurement period for which the assessment is based contributed to the increase in FDIC insurance premium from $154 thousand and $309 thousand for the three- and six-month period ended December 31, 1994 to $162 thousand and $323 thousand for the similar three- and six-month period ended December 31, 1995.

The increase in other noninterest expense from $441 thousand and $849 thousand from the three- and six-month period ended December 31, 1994 to $506 thousand and $854 thousand for the similar three- and six-month period ended December 31, 1995 relate to a combination of events. Declines in recurring noninterest expense from $408 thousand for the quarter ended September 30, 1994 to $348 thousand for the similar quarter in 1995 represents a decrease in variable operating expenses such as telephone, postage, supplies associated with the dramatic decrease in loan origination activity. Similar decreases in recurring expense were more than offset in merger related expenses of approximately $170 thousand recognized in the quarter ended December 31, 1995.

Income taxes
------------

The Bank provided $326 thousand and $593 thousand for income taxes for the three and six-month period ended December 31, 1995 compared to $379 thousand and $825 thousand for the similar periods in 1994. The effective tax rate decreased marginally from 38.2% for six months ended December 31, 1994 to 38.0% for the similar six month period ended December 31, 1995. The decreases in 1995 can be attributed to investments in low income housing tax credits that existed previously in relation to a smaller pre-taxable income base.

Temporary differences between the financial statement carrying amounts and the tax base of assets and liabilities that give rise to significant portions of deferred tax liability at December 31, 1995 relate to the following:

                 NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                              DECEMBER 31, 1995

                                                          12/31/95
                                                         ----------
Deferred tax assets:
Book allowance for loan losses in excess of tax          $  505,576
Gain on sale of building                                    226,281
Deferred Compensation                                       105,159
California Franchise Tax                                     65,477
Other                                                         5,065
                                                          ---------
Deferred tax assets                                         907,558
Less valuation allowance                                          0
                                                          ---------
Net Deferred Tax Assets                                     907,558

Deferred tax liabilities:
Loan fees deferred for tax purposes                       1,009,264
FHLB dividends                                              289,593
Tax depreciation in excess of book                          166,375
Other                                                        97,150
                                                          ---------
Net Deferred Tax Liabilities                              1,562,382
                                                          ---------
Net deferred taxes                                       $  654,824
                                                         ==========

The following is a summary of deferred taxes:

                                  Deferred    Valuation    Deferred       Net
                                  Tax Asset   Allowance    Tax liab      Total
                                  ----------  ----------  ----------  ----------
Balance at December 31, 1995      $  907,558  $    -      $1,562,382  $
654,824

Liquidity and Capital Resources
-------------------------------

Under current Office of Thrift Supervision regulations, the Bank is required to maintain liquid assets of 5% or more of its net withdrawable deposits plus short-term borrowings. The Bank has at all times maintained liquidity levels above those required by regulation. At December 31, 1995, the Bank's liquidity ratio was 6.02%.

The principal sources of liquidity are deposit accounts, short-term borrowings, advances from the FHLB of San Francisco, principal and interest payments on loans, proceeds from the sale of loans and mortgage-backed securities, and

                 NORTHBAY FINANCIAL CORPORATION AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                              DECEMBER 31, 1995

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

Impact of New Accounting Standards
----------------------------------

In October, 1994 the FASB issued Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." SFAS 119 requires disclosures about derivative financial instruments such as futures, option contracts and other financial instruments with similar characteristics. SFAS 119 also amends SFAS 105, "Disclosures about Fair Value of Financial Instruments." This statement is effective for fiscal years ending after December 15, 1994 and did not have a material impact on the financial condition or operating results of the Bank.

In May, 1995, the FASB issued Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights." SFAS 122 amends SFAS 65, "Accounting for Certain Mortgage Banking Activities," to require that an institution recognize, as separate assets, rights to service mortgage loans for others. An institution that acquires mortgage servicing rights through purchase of origination of mortgage loans an sells those loans with servicing rights retained, should allocate the total cost of the mortgage loans to the mortgage servicing rights and loans based on their relative fair values. SFAS 122 requires the institution to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights with the impairment recognized through a valuation allowance. SFAS 122 is effective for fiscal years beginning after December 15, 1995 and applies prospectively to retained servicing rights, including purchases prior to the adoption of the statement. SFAS 122 is not expected to have a material impact on the financial condition or operating results of the Bank.

PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings - None

           Item 2.  Changes in Securities - None

           Item 3.  Defaults Upon Senior Securities - None

           Item 4. Submission of Matters to a Vote of Security Holders Previously reported in the Corporations Form 10Q for the period ended September 30, 1995.

           Item 5.  Other Information
                    On November 9, 1995, Northbay Financial Corporation (Northbay)entered into an Agreement and Plan of Merger
                    (The "Merger Agreement") with Bank of The West, and an acquisition subsidiary thereof, pursuant to which the acquisition subsidiary will merge with and into Northbay (The "Merger"). Upon the Merger, each share of common stock, $0.10 par value, of Northbay shall be converted with the right to receive an amount t in cash equal to $15.75 per
                    share, subject to adjustment in certain circumstances. In addition, Northbay has entered into a Stock Option
Agreement
                    with Bank of The West, pursuant to which Bank of The West has been granted an option to purchase shares of Northbay common stock representing 19.9% of its presently outstanding
                    shares at a price of $13.25 per share, upon the occurrence of specified events.

           Item 6.  Exhibits and Reports on Form 8-K
                    The Registrant filed a report on Form 8-K dated November 9, 1995, to report, under Item 5 of Form 8-K, that it had entered into the Merger Agreement with Bank of The West.

                                  SIGNATURES

   Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         NORTHBAY FINANCIAL CORPORATION
                                         Registrant




DATE: January 31, 1996              BY: (s)
                                         -------------------------------------
                                         ALFRED A. ALYS
                                         President and Chief Executive Officer





DATE: January 31, 1996              BY: (s)
                                         --------------------------------------
                                         Gregory L. Jahn
                                         Vice President and
                                         Chief Financial Officer

[ARTICLE] 9
[LEGEND]
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED DECEMBER 31, 1995 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.
[/LEGEND]
[MULTIPLIER] 1,000

[PERIOD-TYPE]                             6-MOS
[FISCAL-YEAR-END]                         JUN-30-1996
[PERIOD-END]                              DEC-31-1995
[CASH]                                          7,525
[INT-BEARING-DEPOSITS]                          1,308
[FED-FUNDS-SOLD]                                    0
[TRADING-ASSETS]                                    0
[INVESTMENTS-HELD-FOR-SALE]                    15,684
[INVESTMENTS-CARRYING]                         19,517
[INVESTMENTS-MARKET]                           19,545
[LOANS]                                       345,015
[ALLOWANCE]                                     2,356
[TOTAL-ASSETS]                                396,841
[DEPOSITS]                                    284,109
[SHORT-TERM]                                   74,188
[LIABILITIES-OTHER]                             3,188
[LONG-TERM]                                         O
[COMMON]                                          275
[PREFERRED-MANDATORY]                               0
[PREFERRED]                                         0
[OTHER-SE]                                     35,081
[TOTAL-LIABILITIES-AND-EQUITY]                396,841
[INTEREST-LOAN]                                13,294
[INTEREST-INVEST]                               1,190
[INTEREST-OTHER]                                    0
[INTEREST-TOTAL]                               14,484
[INTEREST-DEPOSIT]                              6,377
[INTEREST-EXPENSE]                              2,314
[INTEREST-INCOME-NET]                           5,793
[LOAN-LOSSES]                                     170
[SECURITIES-GAINS]                                  0
[EXPENSE-OTHER]                                 4,507
[INCOME-PRETAX]                                 1,562
[INCOME-PRE-EXTRAORDINARY]                      1,562
[EXTRAORDINARY]                                     0
[CHANGES]                                           0
[NET-INCOME]                                      969
[EPS-PRIMARY]                                    O.33
[EPS-DILUTED]                                    0.33
[YIELD-ACTUAL]                                  3.15%
[LOANS-NON]                                     3,134
[LOANS-PAST]                                        0
[LOANS-TROUBLED]                                    0
[LOANS-PROBLEM]                                     0

[ALLOWANCE-OPEN]                                2,232
[CHARGE-OFFS]                                      46
[RECOVERIES]                                        0
[ALLOWANCE-CLOSE]                               2,356
[ALLOWANCE-DOMESTIC]                            2,356
[ALLOWANCE-FOREIGN]                                 0
[ALLOWANCE-UNALLOCATED]                         2,328