Form 10-K/A
period 1995-06-30
NORTHBAY FINANCIAL CORP
filed 1996-02-29
CIK 844162

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                          ---------------------------
                                  FORM 10-K/A

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended June 30, 1995

     [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from                to
                                      --------------    ---------------

                        Commission File Number: 1-10203

                        NORTHBAY FINANCIAL CORPORATION
           ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                  94-1592399
---------------------------------------------     ------------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
or organization)                                       Identification No.)

1360 Redwood Way, Petaluma, California                            94975
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:        (707) 792-7400
                                                       -------------------------

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

                                    Part II

  Item 6.  Selected Financial Data
  --------------------------------

       The information contained in the table captioned "Selected Consolidated Financial Data" in Exhibit 13 hereto is incorporated herein by reference. This information has been revised from what was filed with the Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (the "1995 Form 10-K") to correct the earnings per share calculations for the fiscal years ended June 30, 1991 through June 30, 1994. The earnings per share information set forth in the Selected Consolidated Financial Data table filed with the 1995 Form 10-K did not properly reflect a 20% stock dividend in October 1994. However, the audited Consolidated Statements of Operations filed with the 1995 Form 10-K set forth correct earnings per share amounts for the fiscal years ended June 30, 1993 and 1994.

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

        10.3 Employment Agreement between the Registrant and Alfred A. Alys (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994)

        10.4 Employment Agreement between Northbay Savings and Alfred A. Alys (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994)

        10.5   Severance Agreement between Northbay Savings and Granville I.
               Starke*

        10.6   Severance Agreement between Northbay Savings and Bertha
               Balfour*

        13 Portions of Annual Report to Stockholders for Fiscal Year Ended June 30, 1995**

        21     Subsidiaries of the Registrant*

        23     Consent of Independent Accountants*

        27     Financial Data Schedule*

   (b) No reports on Form 8-K dated were filed during the last quarter of the fiscal year covered by this report.

   (c)  All required exhibits are filed as attached.

   (d)  No financial statement schedules are required.
  _________________________
  * Filed with the Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

  ** The information contained in the table captioned "Selected Consolidated Financial Data" in the Annual Report has been revised from what was filed with the Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NORTHBAY FINANCIAL CORPORATION

  Date:  February 20, 1996           By:  /s/ Alfred A. Alys
                                     -----------------------------------
                                     Alfred A. Alys, Executive Vice
                                     President and Chief Executive
                                     Officer
                                     (Duly Authorized Representative)

       Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signatures                                           Dated
   ----------                                           -----

  /s/ Alfred A. Alys                              February 20, 1996
  ---------------------------------
  Alfred A. Alys
  Principal Executive Officer and
  Director

  /s/ Greg Jahn                                   February 20, 1996
  ---------------------------------
  Greg Jahn
  Principal Financial and
  Accounting Officer

  /s/ Victor L. DeCarli                           February 20, 1996
  ---------------------------------
  Victor L. DeCarli
  Director

  /s/ Herold Mahoney                              February 20, 1996
  ---------------------------------
  Herold Mahoney
  Director

  /s/ Raymond Nizibian                            February 20, 1996
  ---------------------------------
  Raymond Nizibian, D.D.S.
  Director

  /s/ Donald P. Ramatici                          February 20, 1996
  ---------------------------------
  Donald P. Ramatici
  Director

  /s/ Martin A. Stinar                            February 20, 1996
  ---------------------------------
  Martin A. Stinar
  Director

  ---------------------------------
  Eugene W. Traverso
  Director

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

    10.3 Employment Agreement between the Registrant and Alfred A. Alys (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994)

    10.4 Employment Agreement between Northbay Savings and Alfred A. Alys (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994)

    10.5   Severance Agreement between Northbay Savings and Granville I. Starke*

    10.6   Severance Agreement between Northbay Savings and Bertha Balfour*

    13 Portions of Annual Report to Stockholders for Fiscal Year Ended June 30, 1995**

    21     Subsidiaries of the Registrant*

    23     Consent of Independent Accountants*

    27     Financial Data Schedule*
  _________________________
  * Filed with the Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

  ** The information contained in the table captioned "Selected Consolidated Financial Data" in the Annual Report has been revised from what was filed with the Annual Report on Form 10-K for the fiscal year ended
      June 30, 1995.