Form 10-Q/A
period 1995-12-31
NORTHBAY FINANCIAL CORP
filed 1996-03-19
CIK 844162

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                         FORM 10 - Q / A
                         AMENDMENT NO. 1


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

PART II.   OTHER INFORMATION

           Item 6.  Exhibits and Reports on Form 8-K
                    Form EX-27, Article 9 Financial Data Schedule, attached as
                    Exhibit 27.

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


                                         NORTHBAY FINANCIAL CORPORATION
                                         Registrant




DATE: March 18, 1996                BY: (s)
                                        -------------------------------------
                                         ALFRED A. ALYS
                                         President and Chief Executive Officer





DATE: March 18, 1996                BY: (s)
                                        --------------------------------------
                                         Gregory L. Jahn
                                         Vice President and
                                         Chief Financial Officer